Form 10-K
period 2025-12-31
Crane Harbor Acquisition Corp. II
filed 2026-02-27
CIK 2081358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-43018

CRANE HARBOR ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1868608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1845 Walnut Street, Suite 1111, Philadelphia, PA	19103
(Address of Principal Executive Offices)	(Zip Code)

(646) 470-1493

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one Share Right	CRANU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CRAN	The Nasdaq Stock Market LLC
Share Rights, each right entitling the holder to receive one fifteenth (1/15) of a Class A ordinary share	CRANR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s Class A ordinary shares on such date.

As of February 25, 2026, there were 35,400,000 Class A ordinary shares, $0.0001 par value and 11,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K, references to:

●	“we,” “us,” “company” or “our company” refer to Crane Harbor Acquisition Corp. II;

●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association, filed with the Cayman Islands General Registry on December 15, 2025;

●	“CCM” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, the lead book-running manager of the initial public offering;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands;

●	“completion window” are to (i) the period ending on December 17, 2027, or such earlier liquidation date as our board of directors may approve, in which we must complete an initial business combination or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association. Our shareholders can also vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to complete an initial business combination, in which case our public shareholders will be offered an opportunity to redeem their public shares;

●	“Crane Harbor I” are to Crane Harbor Acquisition Corp., a Cayman Islands exempted company;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;

●	“initial holders” or “initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

●	our “initial public offering” or “public offering” means the initial public offering of 34,500,000 of our units, each unit consisting of one Class A ordinary share and one right to receive one-fifteenth (1/15) of one Class A ordinary share upon the consummation of our initial business combination, which was consummated on December 17, 2025;

●	“Jones” are to JonesTrading Institutional Services LLC, the joint book-runner of the initial public offering;

●	our “management” or our “management team” refer to our officers and directors;

●	“non-managing sponsor investors” means certain institutional investors (none of which are affiliated with any member of our management or any other investor) that purchased, through the sponsor, an aggregate of 402,500 placement units at a price of $10.00 per unit ($4,025,000 in the aggregate); as a result, the sponsor issued additional membership interests at a nominal purchase price to the non-managing sponsor investors at the closing of our initial public offering reflecting interests in an aggregate of 2,012,500 founder shares held by our sponsor;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“placement rights” are to the rights included within the placement units purchased separately by our sponsor, CCM and Jones in the private placement;

●	“placement shares” are to an aggregate of 900,000 Class A ordinary shares included within the placement units purchased separately by our sponsor, CCM and Jones in the private placement;

●	“placement units” are to the 900,000 units purchased separately by our sponsor, CCM and Jones in the private placement, each placement unit consisting of one placement share and one right to receive one-fifteenth (1/15) of one Class A ordinary share upon the consummation of our initial business combination;

●	“private placement” refer to the private placement of 900,000 units purchased by our sponsor, CCM and Jones, which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $9.0 million;

●	“public rights” are to the rights sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	our “public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public shareholders” refer to the holders of our public shares, which may include our initial holders and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“rights” are to the public rights and the placement rights.

●	our “sponsor” refers to Crane Harbor Sponsor II, LLC, a Delaware limited liability company, the managing member of which is William I. Fradin;

●	“trust account” are to the trust account into which $345,000,000 of the net proceeds of the initial public offering and private placement were initially deposited for the benefit of the public shareholders;

●	“underwriters” are to CCM and Jones, the underwriters of our initial public offering; and

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	the ability of our officers and directors to generate potential investment opportunities;

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	the allocation by our officers and directors of their time to other businesses and their potential conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	potential changes in control if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares and placement shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public rights.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

v

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If the permitted withdrawals and our working capital is insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to a U.S. investor.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

●	Depending on the details of our initial business combination, a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares in connection with such initial business combination.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the conflicts in the Middle East and Southwest Asia.

●	Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

●	We may reincorporate in or transfer by way of continuation to another jurisdiction which may result in taxes imposed on shareholders and/or right holders.

PART I

Item 1. BUSINESS

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

While we may pursue an initial business combination target in any industry or geographical location, we believe that the technology, real assets, and energy sectors offer particularly compelling business combination opportunities for our team. Specifically, we are interested in companies implementing transformative technologies to further advance the changing landscapes within global connectivity, sustainability, and continued infrastructure development.

We believe significant opportunities exist in acquiring and merging with high-growth companies leading the charge in technology, real assets and energy. Our focus lies in identifying companies with disruptive solutions that demonstrate strong growth potential. We aim to accelerate their growth by providing them with operational and strategic expertise, access to new capital, and a pathway to public markets. Through active engagement and ongoing support, we strive to cultivate sustainable growth and deliver strong long-term returns for our investors.

Our extensive sourcing network includes (i) business founders, owners and senior management contacts, (ii) marquee global funds including sovereign wealth funds and pension fund and a broad base of institution investors, (iii) private equity, financial investors and other sponsors of private businesses and (iv) industry professionals, including investment banking, legal, accounting and other industry focused experts. We believe our extensive network within our focus industries — technology, real assets and energy — provides access to highly attractive investment opportunities. Our management team’s combined experience and expertise offer unique insights into evaluating potential targets across numerous sectors. We plan to target businesses at inflection points in their life cycles, believing they can significantly benefit from our strategic guidance, capital infusion, and expertise. Our goal is to accelerate their business development, enhance their prospects, and unlock their full value.

We are confident in our management team’s ability to significantly enhance the value of a target company. Their expertise spans strategic planning, financial planning, commercialization, capital markets navigation, and public company operations. This deep operational experience, coupled with our team’s proven track record in the public markets, positions us to deliver an attractive risk-adjusted return profile through our active involvement and comprehensive due diligence.

In January 2025, Messrs. Brotman and Fradin formed Crane Harbor I, a special purpose acquisition company formed for substantially similar purposes as our company. Crane Harbor I completed its initial public offering in April 2025, raising gross proceeds of $220 million. Mr. Brotman serves as Chief Operating Officer and Chief Legal Officer of Crane Harbor I, Mr. Fradin serves as Chief Executive Officer of Crane Harbor I, Mr. Elliott serves as Chief Financial Officer of Crane Harbor I, our independent director Mr. Karlovich serves as a director of Crane Harbor I, our Executive Chairman and Vice Chairman, Jonathan Cohen and Edward Cohen, each serve as Chairman and Vice Chairman of the Board of Crane Harbor I, and Roger Fradin, who serves as a special advisor to us, also serves as a special advisor to Crane Harbor I. Crane Harbor I is not limited in its search for target businesses to any specific industry or geographic location, and no extensions have been sought to date by Crane Harbor I. On November 3, 2025, Crane Harbor I entered into a business combination agreement with Xanadu Quantum Technologies Inc., a corporation continued under the Business Corporations Act (Ontario), and Xanadu Quantum Technologies Limited, a corporation incorporated under the Business Corporations Act (Ontario). The closing of the transactions contemplated by the Business Combination Agreement is subject to certain customary conditions, and is anticipated to take place in the first quarter of 2026. See “Risk Factors — Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies such as Crane Harbor I, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented” for more information.

At December 31, 2025, we had not yet commenced operations. All activity through December 31, 2025 relates to the Company’s formation, its initial public offering, and identifying a target company for our initial business combination. Pursuant to our amended and restated memorandum and articles of association, the date by which the Company must cease operations and liquidate if it has not completed a business combination is December 17, 2027.

The registration statement for our initial public offering was declared effective on December 15, 2025. On December 17, 2025, we consummated the initial public offering of 34,500,000 units, including the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 units, at $10.00 per unit, generating gross proceeds of $345,000,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 900,000 placement units at a price of $10.00 per unit in a private placement to our sponsor (600,000 placement units), CCM (240,000 placement units) and Jones (60,000 placement units), generating total gross proceeds of $9,000,000.

Following the closing of the initial public offering and private placement on December 17, 2025, an amount of $345,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the placement units was placed in a trust account and invested or held either in (i) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing or non-interest bearing demand deposit account at a U.S. chartered commercial bank, until the earlier of: (i) the consummation of a business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination during the completion window or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) the redemption of 100% of the public shares if the Company has not completed an initial business combination within the completion window, subject to applicable law.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire, and, after our initial business combination, build a company that complements the experience of our management team and can benefit from their operational expertise and/or executive oversight. Our acquisition strategy leverages our team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses or properties to improve their overall value proposition.

We believe our team is uniquely positioned to successfully identify, source, negotiate, and execute a compelling business combination. Our management team boasts seasoned leadership with a proven track record in operational excellence, capital markets expertise, and successful SPAC transactions. This, combined with a strong supporting team possessing extensive corporate development experience and a history of success leading multiple public and private companies, significantly enhances our ability to identify and pursue attractive investment opportunities.

The diversity of transactional and investing experience of our management team provides us with a significant competitive advantage in generating attractive risk-adjusted returns for our shareholders. Our management team boasts a proven track record of successfully executing SPAC transactions. Key examples include their instrumental roles in the successful completion of the Falcon Minerals and Osprey Energy Acquisition Corp business combination, the merger of Juniper Industrial Holdings with Janus International Group, Vertiv and GS Acquisition Holdings, and the combination of Osprey Technology Acquisition Corp. with BlackSky Technology. This collective experience demonstrates a deep understanding of the SPAC lifecycle, from identifying and evaluating promising target companies to navigating the complexities of the merger process and ultimately achieving successful outcomes for all stakeholders.

Additionally, our management team brings extensive experience beyond successful SPAC execution. They have founded and led public and private companies across diverse sectors. Our Chairman, Mr. Cohen co-founded Atlas Pipeline Partners (sold to Targa Resources), Atlas Energy (sold to Chevron), and served as Chairman of Arc Logistics Partners (sold to Zenith Energy). He currently serves on the board of Marathon Petroleum Corporation. Mr. Brotman, our Chief Operating Officer and Chief Legal Officer, has held multiple executive and board positions at Resource America (sold to C-III Capital Partners), Resource Capital Corp., Primary Capital Mortgage, Leaf Commercial Capital, and Access to Money, Inc. Mr. Elliott, our Chief Financial Officer, was Chief Financial Officer at Resource Capital Corp. and Resource America. Additionally, Mr. Fradin, our Special Advisor, has a distinguished track record of contributing to the success of numerous companies, including his key role in driving significant growth and enhancing shareholder value at Honeywell. He also played a pivotal role in building the executive team, establishing corporate governance frameworks, and guiding the successful public offering of Resideo Technologies, where he served as Chairman until 2024. This diverse background, coupled with their SPAC expertise, provides essential insights for identifying and executing value-creating combinations.

We believe our team’s experience in public and private investments, including SPAC IPOs, follow on equity offerings, and PIPEs, provide valuable expertise in evaluating and executing capital markets transactions. We believe that the combination of our management team’s experience and network in the private and public equity markets, will allow us to effectively identify, evaluate, finance and structure the business combination transaction.

We utilize the networks and industry experience of our management team in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, time spent leading public and private companies and effectuating transactions, the members of our management team and their affiliates have developed a broad network of investors, including venture capital, private equity, and other financial sponsors. These networks provide our management team with a robust flow of capital raising opportunities.

Our acquisition strategy focuses on identifying and pursuing high-growth sectors with favorable market dynamics for long-term value creation. This approach, coupled with a rigorous due diligence process and active post-transaction support, is designed to maximize value creation for our shareholders. By actively engaging with target companies and providing ongoing support, we aim to drive sustainable growth and achieve strong long-term returns for our investors.

Leveraging our integrated team with a full suite of strategic, financial, legal, and operational capabilities, we are well-positioned to efficiently identify and execute potential business combinations. Our extensive experience and deep industry expertise enable us to pursue multiple transaction opportunities concurrently, streamlining the process from initial target identification to transaction announcement.

Past performance of our management team, directors or other members of our team or their respective affiliates or investments, including Juniper Industrial Holdings, Inc, Osprey Technology Acquisition Corp., Vertiv, or Falcon Minerals are not a future guarantee (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. It is also possible that we may determine that it is in the best interests of shareholders to not consummate a business combination and liquidate the trust account, resulting in a return of your invested capital. Osprey Energy Acquisition Corp. consummated its initial business combination with Falcon approximately 13 months after its IPO, no extensions were needed or sought, and there were no redemptions of its public shares. Juniper Industrial Holdings, Inc. consummated its initial business combination with Janus International approximately 19 months after its IPO, no extensions were needed or sought, and less than 1% of its public shares were redeemed. Osprey Technology consummated its initial business combination with Blacksky approximately 22 months after its IPO, no extensions were needed or sought, and approximately 67.6% of its public shares were redeemed. GS Acquisitions Holdings Corp. consummated its initial business combination with Vertiv approximately 20 months after its IPO, no extensions were needed or sought, and less than 1% of its public shares were redeemed.

You should not rely on the historical record of our management team, Juniper Industrial Holdings, Inc, Osprey Technology Acquisition Corp, Falcon Minerals or any related investment’s performance as indicative of our future performance.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of our initial public offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares and our placement units will be worthless.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors, or any of their respective affiliates or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers, directors, or any of their respective affiliates. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors directly or indirectly own founder shares and/or placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, including Crane Harbor I, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. For example, each of Messrs. E. Cohen, J. Cohen, Bill Fradin, Jeff Brotman, Tom Elliott and Robert W. Karlovich is currently an officer and/or director of Crane Harbor I and owes fiduciary duties to Crane Harbor I, which may compete with us for acquisition opportunities. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. Any such companies, including Crane Harbor I, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts with Crane Harbor I would materially affect our ability to complete our initial business combination, because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously and we are not limited by industry or geography in terms of the acquisition opportunities we can pursue. Although we expect that Crane Harbor I will have priority over us with respect to acquisition opportunities until it completes an initial business combination, as discussed above, Crane Harbor I has entered into a business combination agreement with Xanadu Quantum Technologies Inc., a corporation continued under the Business Corporations Act (Ontario), and Xanadu Quantum Technologies Limited, a corporation incorporated under the Business Corporations Act (Ontario). Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial business combination. We use these criteria and guidelines in evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

We will seek out companies that present promising potential for growth in conjunction with the following attributes:

●	High-Growth Total Addressable Market: We will prioritize investments in industry verticals with strong growth potential and attractive long-term expansion prospects.

●	Differentiated Offerings: We will seek companies with unique and proprietary products or services that provide a competitive advantage in their respective markets.

●	Driving Value Creation: We aim to leverage our team’s expertise and extensive network to enhance the strategic and operational performance of our target company.

●	Experienced Management and Governance: We prioritize targets with a highly experienced management team and a robust governance structure that fosters a culture of excellence and accountability.

●	Operational Excellence: We will select a target with robust operational infrastructure, including strong compliance, financial controls, and reporting processes.

●

Attractive Return Profile: We will pursue acquisitions that offer compelling return potential for our shareholders. This includes evaluating upside from growth in the target business and an improved capital structure while carefully assessing and mitigating downside risks.

●	Partnership-Driven Approach: We believe in a partnership approach that emphasizes mutual trust and shared goals to achieve successful outcomes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Sponsor Information

Our sponsor is a Delaware limited liability company, which was formed to invest in our company. Although our sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our sponsor’s business is focused on investing in our company and assisting in identifying a target for our initial business combination. William I. Fradin, our Chief Executive Officer, is the managing member of our sponsor and controls the management of our sponsor, including the exercise of voting and investment discretion over the securities of our company held of record by our sponsor. Additionally, Tom Elliott, our Chief Financial Officer, and Jeff Brotman, our Chief Operating Officer and Chief Legal Officer, serve as officers of our sponsor and participate in the direction and management of our company. Our independent directors received an indirect interest in an aggregate of 20,000 founder shares each through membership interests in our sponsor. In addition, our officers and directors, own direct and, through their respective affiliates and controlled entities, indirect interests, in the membership interests of our sponsor. Other than such persons and the non-managing sponsor investors (as set forth below), no other person has a direct or indirect material interest in our sponsor. Other than our management team, none of the other members of our sponsor (including the non-managing sponsor investors) participate in our company’s activities.

Additionally, in connection with the closing of the initial public offering, the sponsor issued additional membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of approximately 2,012,500 founder shares held by the sponsor. The non-managing sponsor investors have no right to control, vote or manage the sponsor.

The following table sets forth the payments to be received by our sponsor and its affiliates from us prior to or in connection with the completion of our initial business combination and the securities issued and to be issued by us to our sponsor or its affiliates:

Entity/Individual	Amount of Compensation to be Received or Securities Issued or to be Issued	Consideration Paid or to be Paid
Crane Harbor Sponsor II LLC	Commencing on December 16, 2025, $30,000 per month	Office space, utilities and secretarial and administrative support
	11,500,000 Class B Ordinary Shares(1)	$25,000, which also covers any additional shares issued to the sponsor under anti-dilution provisions discussed below
	600,000 Placement Units (2)	$6,000,000
	Up to $300,000	Repayment of loans made to us to cover offering related and organizational expenses.
	Up to $2,500,000 in working capital loans, which loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit	Working capital loans to finance transaction costs in connection with an initial business combination
	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination	Services in connection with identifying, investigating and completing an initial business combination
Crane Harbor Sponsor II LLC, our officers, directors or advisor, or our or their affiliates	Consulting, success or finder fees in connection with the consummation of our initial business combination(3)	Any services in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account
Crane Harbor Sponsor II LLC, our officers, directors or advisor, or our or their affiliates	Salary or fee in an amount that constitutes a market standard for comparable transactions in connection with our initial business combination(3)	Services in connection with identifying, investigating and completing an initial business combination
Crane Harbor Sponsor II LLC and any holders of Class B ordinary shares	Anti-dilution protection upon conversion into Class A ordinary shares at a greater than one-to-one ratio	Issuance of the Class A ordinary shares issuable in connection with the conversion of the founder shares on a greater than one-to-one basis upon conversion

(1)	Of the Class B Ordinary Shares, the non-managing sponsor investors purchased, indirectly through the purchase of non-managing membership interests, an aggregate of approximately 2,012,500 Class B ordinary shares held by the sponsor, which were purchased by the sponsor for approximately $0.002 per share. In addition, each of our independent directors received an indirect interest in an aggregate of 20,000 founder shares through membership interests in our sponsor.

(2)	The non-managing sponsor investors purchased, indirectly through the purchase of non-managing membership interests, an aggregate of 402,500 placement units ($4,025,000 in the aggregate) at a price of $10.00 per unit in a private placement that closed simultaneously with the closing of the initial public offering.

(3)	No such arrangements are currently in place.

Because our sponsor acquired the founder shares at a nominal price, our public shareholders incurred immediate and substantial dilution upon the closing of the initial public offering. Further, the Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to our public shareholders due to the anti-dilution rights of our founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. See the section titled “Risk Factors — Risks Relating to our Securities — The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of our initial business combination or at any time and from time to time at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the initial public offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the initial public offering (excluding the Class A ordinary shares underlying the placement units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

In addition, conversion of up to $2,500,000 in working capital loans (made to finance transaction costs in connection with an initial business combination) into units of the post-business combination entity at a price of $10.00 per unit, may result in material dilution to our public shareholders.

Pursuant to a letter agreement entered into with us, each of our sponsor, directors and officers has agreed to (i) waive their redemption rights with respect to their founder shares, placement shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their founder shares, placement shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and placement shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares or placement shares held by them and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions), in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). Further, each of our sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell the founder shares and placement units, as summarized in the table below. In the event of a transfer of sponsor membership interests by members of our sponsor or their affiliates, there will be an indirect transfer of the founder shares and placement units held by our sponsor. While there are currently no circumstances or arrangements contemplated under which our sponsor, its members or affiliates, or our directors or officers could indirectly transfer ownership of securities owned by our sponsor through transfers of sponsor membership interests, such transfers are not prohibited. See “Risk Factors — The ownership interest of our sponsor may change, and our sponsor may divest its ownership interest in us before identifying a business combination, which could deprive us of key personnel and advisors.”

Subject Securities	Expiration Date	Natural Persons and Entities Subject to Restrictions	Exceptions to Transfer Restrictions
Founder Shares	The earlier of (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup.	Crane Harbor Sponsor II, LLC Jonathan Z. Cohen Edward E. Cohen Jeffrey F. Brotman William I. Fradin Thomas C. Elliott Robert W. Karlovich Koryn Estrada Stephen J. Howard Adam Guren	Transfers permitted (a) to our officers, directors, advisors or consultants, any affiliate or family member of any of our officers, directors, advisors or consultants, any members or partners of the sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the sponsor, or any employees of such affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a business combination at prices no greater than the price at which the shares or rights were originally purchased; (f) pro rata distributions from our sponsor to its respective members, partners or shareholders pursuant to our sponsor’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the Cayman Islands or our sponsor’s limited liability company agreement upon dissolution of our sponsor, (h) in the event of our liquidation prior to our consummation of our initial business combination; (i) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

Subject Securities	Expiration Date	Natural Persons and Entities Subject to Restrictions	Exceptions to Transfer Restrictions
Private Placement Units	30 days after the completion of our initial business combination	Crane Harbor Sponsor II, LLC	Same as above.

Any units, share rights, ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, ordinary shares	June 13, 2026	Crane Harbor Sponsor II, LLC Jonathan Z. Cohen Edward E. Cohen Jeffrey F. Brotman William I. Fradin Thomas C. Elliott Robert W. Karlovich Koryn Estrada Stephen J. Howard Adam Guren	No transfer without the prior written consent of the representatives; provided, however, that we may (1) issue and sell the private placement units; (2) issue and sell the additional units to cover our underwriters’ over-allotment option (if any); (3) register with the SEC pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the initial public offering, the resale of the private placement units and their underlying securities and the Class A ordinary shares issuable upon conversion of the share rights and the founder shares; and (4) issue securities in connection with our initial business combination. However, the foregoing shall not apply to the forfeiture of any founder shares pursuant to their terms or any transfer of founder shares to any current or future independent director of the company (as long as such current or future independent director transferee is subject to the letter agreement, or executes an agreement substantially identical to the letter agreement, as applicable to directors and officers at the time of such transfer; and as long as, to the extent any Section 16 reporting obligation is triggered as a result of such transfer, any related Section 16 filing includes a practical explanation as to the nature of the transfer). The representatives in their sole discretion may release any of the securities subject to these lock-up agreements at any time without notice.

The non-managing sponsor investors are bound by the restrictions set forth above to the extent of their ownership of membership interests in the sponsor.

We may also pay consulting, success or finder fees to our sponsor or a member of our management team, or their respective affiliates in connection with the consummation of our initial business combination, and we may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Except as set out in the immediately preceding sentence, no terms for any such arrangements have been determined and no written agreements exist with respect to such arrangements.

In addition, in order to facilitate our initial business combination or for any other reason determined by our sponsor in its sole discretion, our sponsor may surrender or forfeit, transfer or exchange our founder shares, placement units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital.

We may pursue an initial business combination in any business or industry but expect to focus primarily in the technology industry, as well as other areas including real assets and energy. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. None of our sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Acquisition Candidates

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources know what types of businesses we are targeting.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor or a member of our management team, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination, which, if made prior to the completion of our initial business combination, will be paid from working capital.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors, or any of their respective affiliates, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $330,300,000 assuming no redemptions and after payment of $14,700,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Evaluation of a target business and structuring of our initial business combination

In evaluating a prospective target business, we conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted purchases and other transactions with respect to our securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public rights in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. None of the funds in the trust account will be used to purchase public shares or rights in such transactions.

The purpose of any such transaction could be to (1) increase the likelihood of obtaining shareholder approval of our initial business combination, (2) reduce the number of public rights outstanding and/or increase the likelihood of approval on any matters submitted to the public right holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, directors, officers, advisors and their affiliates anticipate that they may identify the shareholders with whom our sponsor, initial shareholders, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, initial shareholders, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, initial shareholders, directors, officers, advisors and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, initial shareholders, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or public rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or public rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or public rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination — If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public rights.”

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then-outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), as described above under the heading “Shareholders May Not Have the Ability to Approve Our Initial Business Combination.” . Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. A quorum for such meeting will be present if the holders of at least a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, placement shares and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares and placement shares, we would need 11,350,001, or 32.9%, of the 34,500,000 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted and the parties to the letter agreement do not acquire any Class A ordinary shares. Assuming that only the holders of a majority of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the company, we would not need any public shares in addition to our founder shares and placement shares to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering share certificates in connection with the exercise of redemption rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included.  The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.  Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated memorandum and articles of association provide that we have only duration of the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from assets outside the trust account. However, if our sponsor or management team acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy any net tangible asset requirement, we may determine not to proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from working capital, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Crane Harbor Sponsor II, LLC has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share or (ii)  the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, net of permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked Crane Harbor Sponsor II, LLC to reserve for such indemnification obligations, nor have we independently verified whether Crane Harbor Sponsor II, LLC has sufficient funds to satisfy its indemnity obligations and we believe that Crane Harbor Sponsor II, LLC’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii)  the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and Crane Harbor Sponsor II, LLC asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Crane Harbor Sponsor II, LLC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Crane Harbor Sponsor II, LLC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that Crane Harbor Sponsor II, LLC will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Crane Harbor Sponsor II, LLC will also not be liable as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. We will have access to working capital with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency or winding-up petition or an involuntary bankruptcy or insolvency or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency or winding-up petition or an involuntary bankruptcy or insolvency or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or insolvency or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without a special resolution. As a matter of Cayman Islands law, a special resolution is a resolution that (i) has been passed by a majority of at least two-thirds (or any higher threshold specified in a company’s articles of association) of such of a company’s shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given, or (ii) if so authorized by a company’s articles of association, has been approved by a unanimous written resolution of all of the company’s shareholders who are entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time). The provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands may only be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable. Other than as described above, our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law), or by a written resolution passed in accordance with the Companies Act.

Specifically, our amended and restated memorandum and articles of association will provide, among other things, that:

●	If we have not completed our initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law;

●	Prior to our initial business combination, we may not, except in connection with the conversion of Class B ordinary shares into Class A ordinary shares where the holders of such shares have waived any rights to receive funds from the trust account, issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with public shares on any initial business combination;

●	If a shareholder vote on our initial business combination is not required by law and we do not decide to hold a shareholder vote for business or other reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;

●	Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account);

●	If our shareholders approve an amendment to our amended and restated memorandum and articles of association for the purposes of approving, or in conjunction with the consummation of, an initial business combination (i) to modify the substance or timing of our obligation to allow redemption in connection with an initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals), divided by the number of then-outstanding public shares;

●	We will not effectuate our initial business combination solely with another blank check company or a similar company with nominal operations; and

●	Only holders of our Class B ordinary shares have the right to vote on appointing or removing directors or continuing our company in a jurisdiction outside the Cayman Islands (as further described herein), prior to the consummation of our initial business combination.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space located at 1845 Walnut Street, Suite 1111, Philadelphia, PA 19103, provided by an affiliate of our sponsor. The cost for this space is included in the $30,000 per month fee we pay an affiliate of our sponsor for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our Internet address is https://cranetwo.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Annual Report). We make available free of charge on our website our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The information on the website listed above is not and should not be considered part of this Annual Report and is intended to be an inactive textual reference only.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the above requirements or that the potential target business will be able to prepare its financial statements in accordance with the above requirements. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited.  A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some shareholders find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Item 1A. RISK FACTORS

You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this Annual Report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares and placement shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares and placement shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Effecting our Initial Business Combination — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own 25.8% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we obtain the approval of an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, in addition to our initial shareholders’ founder shares and placement shares, we would need 11,350,001, or 32.9%, of the 34,500,000 public shares to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted and the parties to the letter agreement do not acquire any Class A ordinary shares. Assuming that only the holders of a majority of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we would need any public shares in addition to our initial shareholders’ founder shares and placement shares to be voted in favor of an initial business combination in order to have our initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares in connection with our initial business combination. In addition, the amount of the deferred underwriting compensation payable to the underwriters will be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the deferred underwriting compensation. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem public shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares in connection with our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriters will be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “— Risks Relating to Our Securities — The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may engage our underwriters or their respective affiliates to provide additional services to us after the initial public offering, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriters or their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We may not be able to complete our initial business combination within the completion window, in which case we would redeem our public shares.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our Share Rights will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described in this “Risk Factors” section.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the Share Rights may be worthless.

We have the duration of the completion window or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the Share Rights may be worthless.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public Share Rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public Share Rights.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or Share Rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. None of the funds in the trust account will be used to purchase public shares or Share Rights in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public Share Rights outstanding and/or increase the likelihood of approval on any matters submitted to the public Share Right holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or Share Rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or Share Rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or Share Rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Effecting our Initial Business Combination — Permitted Purchases of Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See “Business—Effecting our Initial Business Combination — Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of the initial public offering and the sale of the placement units are intended to be used to complete one or more initial business combinations with a target business or businesses, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the initial public offering and the sale of the placement units and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us or in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

We encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

If the permitted withdrawals and working capital are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

As of December 31, 2025, $2,194,564 was available to us outside the trust account to fund our working capital requirements. We believe that our working capital will be sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate. We could use working capital to pay fees to consultants to assist us with our search for a target business. We could also use working capital as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from working capital or from funds released to us upon completion of our initial business combination. Up to $2,500,000 of such loans may be convertible into placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our Share Rights will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Withum Smith+Brown, PC, our independent registered public accounting firm, and the underwriters will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, net of permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or insolvency or other court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency or winding-up petition or an involuntary bankruptcy or insolvency or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency or winding up petition or an involuntary bankruptcy or insolvency or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor above entitled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.”, the SEC ‘s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to identify and complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our anticipated activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account were initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank. However, even if the assets in our trust account are U.S. government securities or shares of money market funds registered under the Investment Company Act and regulated pursuant to Rule 2a-7 of that Act, we could nevertheless and at any time be considered to be operating as an unregistered investment company. If we are found to be operating as an unregistered investment company, we may be required to change our operations, wind down our operations, or register as an investment company. If we are required to wind down our operations as a result of this status, and are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our Share Rights will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The public shares and Share Rights are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our subsequent liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our Share Rights will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we will likely receive less interest on the funds held in the trust account than we would have had the trust account remained as initially invested, such that our public shareholders would receive less upon any redemption or liquidation of the Company than what they would have received had the investments not been liquidated.

The funds in the trust account are held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, we will likely receive less interest on the funds held in the trust account than we would earn if the trust account remained invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. In addition, upon moving the funds from the trust account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. While we intend to place our deposits in high-quality banks, only a small portion of the funds in our trust account will be guaranteed by the FDIC. In any event, interest previously earned on the funds held in the trust account still may be released to us for permitted withdrawals. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit at a bank could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the Company, our Share Rights would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial business combination.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the conflict in the Middle East and Southwest Asia.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extended period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East and Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East, Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond 24 months before redemption from our trust account.

If we are unable to consummate our initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our public shareholders to discuss company affairs with management, and the holders of our Class A ordinary shares will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of the date of this Annual Report, there are 464,600,000 and 38,500,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding Share Rights or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) in connection with the consummation of our initial business combination or at any time and from time to time at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, except in connection with the conversion of Class B ordinary shares into Class A ordinary shares where the holders of such shares have waived any rights to receive funds from the trust account, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with public shares on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or Share Rights.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) in connection with the consummation of our initial business combination or at any time and from time to time at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the initial public offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the initial public offering (excluding the Class A ordinary shares underlying the placement units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent Share Rights issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or lower, at a price that approximates the per-share amounts in our trust account at such time. While these arrangements result in costs particular to the de-SPAC process that would not be anticipated in a traditional IPO, the purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. Such PIPE transactions, if any, would ensure a return on investment to PIPE investors in return for funds facilitating our and our sponsor’s completion of the business combination, as well as providing sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Since only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of the initial public offering and prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors or any of their respective affiliates, which may raise potential conflicts of interest.

In light of the involvement of our sponsor, its managing member, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, officers or directors or any of their respective affiliates. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Certain Relationships and Related Transactions, and Director Independence — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Effecting our initial business combination — Sources of Target Businesses” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or any of their respective affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors, any other holder of our founder shares, may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination; in addition, we are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors, or any of their respective affiliates, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers, directors, or any of their respective affiliates.

On June 19, 2025, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 9,583,333 founder shares. In December 2025, we effected a share capitalization pursuant to which we issued an additional 1,916,667 founder shares resulting in an aggregate of 11,500,000 founder shares outstanding. On December 16, 2025, the underwriters notified us that they were exercising the over-allotment option in full. As a result of the underwriters’ determination to fully exercise the over-allotment option, none of the founder shares remain subject to forfeiture.

Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that such founder shares would represent 25% of the outstanding shares after the initial public offering (excluding the placement shares included in the placement units). Our public shareholders may incur material dilution due to anti-dilution adjustments that result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. The founder shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the trust account. In addition, our sponsor has purchase an aggregate of 600,000 private placement units, each private placement unit consisting of one Class A ordinary share and one right to receive one fifteenth (1/15) of a Class A ordinary share upon the consummation of an initial business combination, at a price of $10.00 per unit, or $6,000,000 in the aggregate, in a private placement that closed simultaneously with the closing of the initial public offering. The non-managing sponsor investors have indirectly purchased, through the purchase of non-managing sponsor membership interests, 402,500 of the placement units at a price of $10.00 per unit ($4.025 million in the aggregate) in a private placement that closed simultaneously with the closing of the initial public offering. Subject to the non-managing sponsor investors purchasing, through the sponsor, the private placement units allocated to them in connection with the closing of the initial public offering, the sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors reflecting its interest in an aggregate of 2,012,500 founder shares held by the sponsor. The placement units will be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

In addition, we are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors, or any of their respective affiliates, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers, directors, or any of their respective affiliates; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from the initial public offering and the private placement of units will provide us with $330,300,000 that we may use to complete our initial business combination (after taking into account the $14,700,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, special purpose acquisition companies have extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, in the scenarios described below, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, and amending our share rights agreement will require a vote of holders of at least 50% of the public Share Rights and, solely with respect to any amendment to the terms of the placement Share Rights or any provision of the share rights agreement with respect to the placement Share Rights (including, for the avoidance of doubt, the forfeiture or cancellation of any placement Share Rights), 50% of the then-outstanding placement Share Rights. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the public shares or the public Share Rights, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein, and other than amendments relating to the provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands, which require a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company) may be amended if approved by special resolution, under Cayman Islands law. Except as specified above with respect to matters requiring a 90% majority, a special resolution requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Our sponsor, who beneficially owns 25.9% of our ordinary shares (assuming it does not purchase any units in the initial public offering or after in the open market), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the placement units. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns 25.8% of our issued and outstanding ordinary shares (assuming it does not purchase any units in the initial public offering or after in the open market). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our sponsor. In addition, the founder shares, all of which are held by our sponsor, will entitle the holders to appoint all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

If our sponsor purchases any units in the initial public offering or if our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a three year term with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination.

If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. In addition, since only holders of our Class B ordinary shares will have the right to vote on directors prior to our initial business combination, our initial shareholders will continue to exert control at least until the completion of our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

We may not be able to complete an initial business combination because such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our Share Rights may be worthless.

Attractive targets for special purpose acquisition companies may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are numerous special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are numerous special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest-bearing demand deposit account at a bank. Our cash held in these accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’ management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’ management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and Share Right holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may: structure our business combination in a manner that requires shareholders and/or Share Right holders to recognize gain or income for tax purposes; effect a business combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or Share Right holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a Share Right holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or Share Rights received. In addition, shareholders and Share Right holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders or Share Right holders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B ordinary shares will be entitled to vote prior to our initial business combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or Share Right holder to recognize taxable income in the jurisdiction in which the shareholder or Share Right holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or Share Right holders to pay such taxes. Shareholders or Share Right holders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A ordinary shares or Share Rights after the reincorporation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States and the Cayman Islands. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

The ownership interest of our sponsor may change, and our sponsor may divest its ownership interest in us before identifying a business combination, which could deprive us of key personnel and advisors.

Our sponsor is a limited liability company of which Bill Fradin is the managing member. Mr. Fradin holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor, and all our officers and directors own individual economic interests in our sponsor. However, this may change as there are no contractual restrictions on the sponsor’s or Mr. Fradin’s ability to share, sell or otherwise dispose of part or all of the interests in our sponsor or held by our sponsor. As a result, there is a risk that our sponsor (or Mr. Fradin) may divest their ownership or economic interests in us or in the sponsor before a business combination target is identified, which would likely result in our loss of certain key personnel or advisors. Additionally, there can be no assurance that any replacement sponsor or management team will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. Therefore, any such potential conflicts could materially affect our ability to complete our business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Directors, Executive Officers, and Corporate Governance — Directors and Executive Officers.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies such as Crane Harbor I, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, its managing member, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination, including, for example, Crane Harbor I. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Our sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. As a result, our sponsor, officers and directors may pursue business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. Therefore, any such potential conflicts could materially affect our ability to complete our business combination. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers, and Corporate Governance — Directors and Executive Officers” and “Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, directors, officers, or any of their respective affiliates although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. Therefore, any such potential conflicts could materially affect our ability to complete our business combination.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. In 2024, a lawsuit was filed, naming, among others, certain of our officers and directors, in connection with Osprey Technology Acquisition Corp.’s initial business combination with BlackSky Technologies in 2021. The case is pending in Delaware. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares and placement units, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Share Rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of Share Rights will not have any right to the proceeds held in the trust account with respect to the Share Rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Share Rights, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and Share Rights are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and Share Rights are listed on Nasdaq, our units, Class A ordinary shares and Share Rights qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

We offered our units in the initial public offering at an offering price of $10.00 per unit and the amount in our trust account was initially $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to the initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.002 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares.

The following table shows the public shareholders’ and our sponsor’s investment per share and how these compare to the implied value of one Class A ordinary share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $330,300,000 (which is the amount we would have in the trust account for our initial business combination following payment of the underwriters’ deferred fee), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination, such as (i) the value of our public and placement units, (ii) the trading price of our Class A ordinary shares, (iii) the initial business combination transaction costs (other than the payment of $14,700,000 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Public shares	34,500,000
Founder shares	11,500,000
Private shares	900,000
Total shares	46,900,000
Total funds in trust available for initial business combination	$330,300,000
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Sponsor’s investment per Class B ordinary share(2)	$0.002
Initial implied value per public share(3)	$9.57
Implied value per share upon consummation of initial business combination(4)	$7.04

(1)	While the public shareholders’ investment is in both the public shares and the public Share Rights, for purposes of this table the full investment amount is ascribed to the public shares only.
(2)	The total investment in the equity of the company by the sponsor is $6,025,000, consisting of (i) $25,000 paid by the sponsor for the founder shares and (ii) $6,000,000 paid by the sponsor for 600,000 private placement units. For purposes of this table, the full investment amount is ascribed to the founder shares only.
(3)	Initial implied value per public share is defined as the funds available for the initial business combination (following payment of the underwriters’ deferred fee) divided by the public shares issued of 34,500,000.
(4)	All founder shares would automatically convert into Class A ordinary shares in connection with the consummation of our initial business combination or at any time and from time to time at the option of the holder.

Based on these assumptions, each Class A ordinary share would have an implied value of $7.04 per share upon completion of our initial business combination, representing an approximately 26.4% decrease from the initial implied value of $9.57 per public share. While the implied value of $7.04 per Class A ordinary share upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our sponsor relative to the price it paid for each founder share. At $10.00 per Class A ordinary share, the 11,500,000 Class A ordinary shares that the sponsor would own upon completion of our initial business combination (after automatic conversion of the 11,500,000 founder shares) would have an aggregate implied value of $115,000,000. As a result, even if the trading price of our Class A ordinary share significantly declines, the value of the founder shares held by our sponsor will be significantly greater than the amount our sponsor paid to purchase such shares. In addition, our sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A ordinary shares after the initial business combination is as low as $0.50 per share. As a result, our sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A ordinary shares even if the trading price of our Class A ordinary shares declines after we complete our initial business combination. Our sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per public share.

Our sponsor has invested in us an aggregate of $6,025,000, comprised of the $25,000 purchase price for the founder shares and the $6,000,000 purchase price for the placement units. Assuming a trading price of $10.00 per public share upon consummation of our initial business combination, the 11,500,000 founder shares would have an aggregate implied value of $115,000,000. Even if the trading price of our ordinary shares were as low as $0.50 per share, and no value was attributed to the placement units, the value of the founder shares would be equal to our sponsor’s aggregate initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, members of our management team, who own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares. In addition, the sponsor may have different interests than other public shareholders due to their additional upfront investment in the company and their membership interests in the sponsor.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have an adverse effect on our business and financial performance.

We may reincorporate in or transfer by way of continuation to another jurisdiction which may result in taxes imposed on shareholders and/or Share Right holders.

We may, in connection with our initial business combination or otherwise, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B ordinary shares will have the right to vote), reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder and/or Share Right holder to recognize taxable income in the jurisdiction in which the shareholder and/or Share Right holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders and/or Share Right holders to pay such taxes. Shareholders and/or Share Right holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation or continuance.

We may amend the terms of the Share Rights in a manner that may be adverse to holders of public Share Rights with the approval by the holders of at least 50% of the then-outstanding public Share Rights. As a result, the exercise period of your Share Rights could be shortened and the number of Class A ordinary shares purchasable upon conversion of a Share Right could be decreased, all without your approval.

Our Share Rights were issued in registered form under a share rights agreement between Continental Stock Transfer & Trust Company, as Share Rights agent, and us. The share rights agreement provides that the terms of the Share Rights may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake or (ii) adding or changing any provisions with respect to matters or questions arising under the share rights agreement as the parties to the share rights agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Share Rights under the share rights agreement, provided that the approval by the holders of at least 50% of the then-outstanding public Share Rights is required to make any change that adversely affects the rights under the agreement of the registered holders of public Share Rights. Accordingly, we may amend the terms of the public Share Rights in a manner adverse to a holder of public Share Rights if holders of at least 50% of the then-outstanding public Share Rights approve of such amendment. Although our ability to amend the terms of the public Share Rights with the consent of at least 50% of the then-outstanding public Share Rights is unlimited, examples of such amendments could be amendments to, among other things, convert the Share Rights into cash or another security or decrease the number of Class A ordinary shares exchangeable upon conversion of a Share Right.

Our share rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Share Rights, which could limit the ability of Share Right holders to obtain a favorable judicial forum for disputes with our company.

Our share rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the share rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the share rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Share Rights shall be deemed to have notice of and to have consented to the forum provisions in our share rights agreement. If any action, the subject matter of which is within the scope of the forum provisions of the share rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Share Rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such Share Right holder in any such enforcement action by service upon such Share Right holder’s counsel in the foreign action as agent for such Share Right holder. This choice-of-forum provision may limit a Share Right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our share rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because each unit contains one right to receive one fifteenth (1/15) of one Class A ordinary share upon the consummation of our initial business combination, and only whole shares will be issued in exchange for Share Rights, the units may be worth less than units of other special purpose acquisition companies.

Except in cases where we are not the surviving company in a business combination, each holder of a Share Right will automatically receive one fifteenth (1/15) of one Class A ordinary share upon consummation of our initial business combination. In the event we are not the surviving company upon completion of our initial business combination, each registered holder of a Share Right will be required to affirmatively convert its Share Rights in order to receive the one fifteenth (1/15) of one Class A ordinary share underlying each Share Right upon consummation of the business combination. We will not issue fractional shares in connection with an exchange of Share Rights.

As a result, you must hold Share Rights in multiples of 15 in order to receive Class A ordinary shares for all of your Share Rights upon closing of a business combination. If we are unable to complete an initial business combination within the required time period and we redeem the public shares for the funds held in the trust account, holders of Share Rights will not receive any of such funds for their Share Rights and the Share Rights will expire worthless.

The grant of registration rights to our sponsor and other holders of our placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement entered into on December 15, 2025, our sponsor and its permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our placement units and their permitted transferees can demand that we register the placement units and the Class A ordinary shares underlying the placement units issuable upon exercise of the placement rights or holders of securities that may be issued upon conversion of working capital loans and their permitted transferees may demand that we register such units, shares, Share Rights or the Class A ordinary shares issuable upon exercise of such Share Rights and any other securities of the company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our placement units or holders of our working capital loans or their respective permitted transferees are registered.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until we consummate our initial business combination.. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or Share Rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Share Rights in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

A 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our shares if we were to become a “covered corporation” in the future.

The Inflation Reduction Act of 2022, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax. The Treasury issued proposed regulations on April 12, 2024 and final regulations on June 28, 2024, which generally adopt (but in some respects expand or modify) the rules and guidance set forth in the earlier notice. Although such notice and Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of certain other aspects of the Excise Tax remain unclear.

We are currently not a “covered corporation” for purposes of the Excise Tax. If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our shares would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of shares for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of shares, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of shares and (v) the content of any other guidance from the Treasury. The imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the amount of cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax. However, we will not use the proceeds placed in the trust account, or the interest earned on the proceeds placed in the trust account, to pay for possible excise tax or any other fees or taxes that may be levied on us as a result of any redemptions or share buybacks by us pursuant to any current, pending or further rules or laws, including without limitation any Excise Tax, prior to release of such funds from the trust account following our initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Changes in international trade policies and tariffs affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-combination company.

There have been significant changes and proposed changes in recent years to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the United States has implemented a range of new tariffs and has indicated an intention to implement or to consider implementing other new tariffs, or to increase or to consider increasing existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing and may in the future impose new or increased tariffs on certain exports from the United States. There is currently uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by these international matters may not provide the same sort of guidance as to the future performance of such companies as that historical financial performance might in a more stable economic environment. The business prospects of a particular target for a business combination could change after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement at that time. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs and threatened tariffs and other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete a business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of available target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete a business combination with such a target, the post-business combination company’s operations and financial results might suffer, which may adversely impact the market value of the securities of the post-business combination company.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY.

We have no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk, which may make us susceptible to heightened cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our initial public offering.

Item 2. PROPERTIES.

We do not own any real estate or other physical properties. We currently maintain our executive offices at 1845 Walnut Street, Suite 1111, Philadelphia, Pennsylvania 19103. The cost for our use of this space is included in the $30,000 per month fee we pay to an affiliate of our sponsor for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units commenced public trading on December 16, 2025, and our Class A ordinary shares and rights commenced separate trading on January 12, 2026. Our Class A ordinary shares, rights and units are each listed on the NASDAQ Global Market under the symbols CRAN, CRANR and CRANU, respectively.

Holders

On February 24, 2026, the numbers of record holders of the Company’s Class A ordinary shares, units and rights were 1, 4 and 1, respectively, not including beneficial holders whose securities are held in street name.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On December 17, 2025, we sold 900,000 placement units in a private placement for an aggregate purchase price of $9,000,000, or $10.00 per unit, to the sponsor, CCM and Jones pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each placement unit consists of one Class A ordinary share and one placement right. The placement units are identical to the units issued in the initial public offering, except that (1) they (including their component securities) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination; and (2) they (including their component securities) are entitled to registration rights.

Use of Proceeds

On December 17, 2025, we consummated the initial public offering of 34,500,000 units, including 4,500,000 units purchased to cover over-allotments, generating gross proceeds of $345,000,000. Each unit consists of one Class A ordinary share and one public right.

CCM acted as the lead book-running manager for the initial public offering and Jones acted as joint book-runner. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-291289). The SEC declared the registration statement effective on December 15, 2025.

We incurred a total of $21,286,543 in transaction costs related to the initial public offering. We paid a total of $6,000,000 in cash underwriting discounts and commissions and $586,543 in other costs and expenses related to the initial public offering. In addition, the underwriters agreed to defer $14,700,000 in underwriting discounts and commissions, which would be payable only upon consummation of an initial business combination.

Following the closing of the initial public offering and the private placement, an amount of $345,000,000 ($10.00 per unit) from the net proceeds from the sale of the units in the initial public offering and the placement units in the private placement was placed in the trust account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on June 19, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2025 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 19, 2025 (inception) through December 31, 2025, we had net income of $331,924, which consists of interest earned on marketable securities held in Trust Account of $487,979, offset by operating costs of $156,055.

Liquidity and Capital Resources

On December 17, 2025, the Company consummated the Initial Public Offering of 34,500,000 units at $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option of 4,500,000 Units, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 900,000 Private Placement Units in a private placement to the Sponsor and the underwriters, at a price of $10.00 per unit, or $9,000,000 in the aggregate.

Following the closing of the initial public offering and the private placement, a total of $345,000,000 was placed in the trust account. The proceeds held in the trust account will be invested or held only in either (i) U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, or in cash or cash like items (including demand deposit accounts) at a bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. We incurred $21,286,543 of transaction costs, consisting of $6,000,000 of cash underwriting fee, $14,700,000 of deferred underwriting fee, and $586,543 of other offering costs.

For the period from June 19, 2025 (inception) through December 31, 2025, cash used in operating activities was $318,517. Net income of $331,924 was affected by payment of accrued expenses through promissory note - related party of $10,420, payment of operating expenses through issuance of Class B ordinary shares of $7,000 and interest earned on marketable securities held in Trust Account of $487,979. Changes in operating assets and liabilities used $179,882 of cash from operating activities.

As of December 31, 2025, we had cash held in the trust account of $345,487,979 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account as described above. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $2,194,564. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in the private placement.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to reimburse the Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities and secretarial support and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters were entitled to an underwriting discount of $6,000,000, which was paid in cash to the underwriters at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.40 per Unit, or approximately $14,700,000. The deferred underwriting discounts and commissions will be payable to the underwriters upon the closing of the initial Business Combination, but such amount will be payable to the underwriters based solely on the amounts remaining in the Trust Account after giving effect to all properly submitted shareholder redemptions in connection with the consummation of an initial Business Combination.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Jonathan Z. Cohen	55	Executive Chairman of the Board
Edward E. Cohen	87	Vice Chairman of the Board
William I. Fradin	42	Chief Executive Officer and Director
Jeffrey F. Brotman	62	Chief Operating Officer and Chief Legal Officer
Thomas C. Elliott	52	Chief Financial Officer
Koryn Estrada	40	Director
Stephen Howard	45	Director
Robert W. Karlovich III	48	Director
Adam Guren	44	Director

Jonathan Z. Cohen has served as Executive Chairman of our board of directors since December 2025. Mr. Cohen brings extensive experience in the SPAC market, serving since April 2025 as Chairman of the Board of Directors of Crane Harbor Acquisition Corp. (NASDAQ: CHAC), and as Co-Chairman of the board of directors of Osprey Technology Acquisition Corp. from September 2018 until its merger with BlackSky Technology in September 2021, and prior to that as the Chief Executive Officer from September 2018 to June 2019. . He also served as a Director and Chief Executive Officer of Osprey Energy Acquisition Corp. from April 2017 until its merger with Falcon Minerals Corporation (NASDAQ: FLMN) in August 2018, and served as its Chairman from August 2018 to May 2020. Mr. Cohen is a seasoned entrepreneur and executive with a distinguished track record across various sectors. He currently serves as the President and Chief Executive Officer of HEPCO Capital Management and Founder and Chairman of HEPCO Opportunity Partners. He has served on the boards of public and private companies, including Marathon Petroleum Corporation since December 2019 and previously, Energen Corporation from 2017 to 2018. His prior roles include, President and Chief Executive Officer of Resource America from 1997 to 2016, and Founder and Chairman of Atlas Energy from 1998 to 2015. Mr. Cohen also co-founded both Atlas Pipeline Partners, L.P., a midstream energy company sold to Targa Resources, Inc. in 2015, and Atlas Energy, Inc., an exploration and production company sold to Chevron Corporation in 2011. He was Co-founder of Arc Logistics Partners LP, serving as Chairman from 2006 until its sale in December 2017 to Zenith Energy, and founder of Resource Capital Corp., now known as ACRES Commercial Realty Corp., a commercial mortgage REIT.

Mr. Cohen’s experience in leading and advising public and private companies, including those in technology and energy related industries, and his proven ability to raise capital will make him an asset to the team. His deep understanding of the financial markets and his strategic vision will provide invaluable guidance to our board as we pursue our business combination. Mr. Jonathan Cohen is the son of Edward Cohen, our Vice Chairman.

Edward Cohen has served as Vice Chairman of our board of directors since December 2025. Mr. Cohen has served as Vice Chairman of the Board of Directors of Crane Harbor Acquisition Corp. (NASDAQ: CHAC) since April 2025, and as Chairman of HEPCO Capital Management, LLC since its formation in September 2016. He also served as Co-Chairman of the board of directors of Osprey Technology Acquisition Corp. from June 2019 until its merger with BlackSky Technology in September 2021. Mr. Cohen also served as Executive Chairman of Osprey Energy Acquisition Corp. from April 2017 until its merger with Falcon Minerals Corporation (NASDAQ: FLMN) in August 2018, and served as Falcon Minerals’ Vice Chairman from August 2018 to May 2020. Mr. Cohen was Chief Executive Officer of Atlas Energy Group, LLC from February 2015 to May 2020, having also served as Chairman since February 2012. He was Chairman of the board of directors and Chief Executive Officer of the general partner of Atlas Growth Partners, L.P. from its inception in 2013 until 2020. Mr. Cohen served as Chairman of Titan Energy, LLC from 2016 to 2020, and from August 2015 to September 2016, had been Executive Chairman of Atlas Resource Partners, L.P., which filed a voluntary pre-packaged plan under Chapter 11 in July 2016, emerging from Chapter 11 as Titan Energy, LLC in September 2016 after confirmation of its plan. In addition, Mr. Cohen was: a director of Resource America, Inc. (formerly a publicly traded specialized asset management company) from 1988 until September 2016, Chairman of its board of directors from 1990 until September 2016, and Chief Executive Officer from 1988 until 2005 and its President from 1995 until 2005. He was Chairman of the Board of Directors of Resource Capital Corp., now known as ACRES Commercial Realty Corp. (NYSE: ACR), a REIT, from its formation in 2005 until November 2009 and served on its board until September 2016. Mr. Cohen is also a Professor of Classics and Ancient History (Adjunct) at the University of Pennsylvania. He is the author of many books and articles on ancient economic and legal history.

Mr. Cohen’s extensive experience enables him to provide valuable perspective and provides us with decisive and effective leadership. Mr. Cohen’s experience in founding, operating and managing public and private companies of varying size and complexity, and his extensive experience in the areas of finance, strategy and mergers and acquisitions enable him to provide valuable expertise to us. Mr. Cohen is the father of Jonathan Cohen, our Chairman.

Bill Fradin has served as our Chief Executive Officer and as a director since December 2025. Mr. Fradin brings almost 20 years of finance experience, including expertise in mergers and acquisitions, private equity, venture capital, and special purpose acquisition companies (SPACs). Mr. Fradin has served as Chief Executive Officer and a director of Crane Harbor Acquisition Corp. (NASDAQ: CHAC) since April 2025. Mr. Fradin served as Executive Vice President of Osprey Technology Acquisition Corp., a blank check company, from 2019 to 2021, which successfully completed a $1.1 billion merger with BlackSky Technology (NYSE: BKSY) in September 2021. He also served as an Advisor for Juniper Industrial Holdings, Inc., leading its $1.9 billion merger with Janus International Group (NYSE: JBI) in June 2021. Additionally, he served as Chairman and Chief Executive Officer of Juniper II Corp., a blank check company, and advised Broadscale Acquisition Corp., a blank check company. Broadscale Acquisition Corp. and Juniper II Corp. did not complete business combinations and redeemed all outstanding Class A ordinary shares in February 2023 and February 2024, respectively. Since its formation in September 2016, Mr. Fradin has served as Co-Founder and Managing Director at HEPCO Capital Management. HEPCO is a private investment firm that sponsors capital investments in diverse business sectors, particularly real estate, private operating companies and financial investments. Previously, he was an Investment Professional at JLL Partners from 2007 to 2015, a middle market private equity firm. From June 2005 to June 2007, he was an investment banker at Merrill Lynch & Co. Mr. Fradin holds an AB from Harvard College and an MBA from the Wharton School of the University of Pennsylvania.

Mr. Fradin’s extensive finance and SPAC experience, combined with his proven ability to originate and execute successful deals across various industries, make him exceptionally well-suited to serve as Chief Executive Officer and a director. Mr. Fradin is the son of Roger Fradin, who currently serves as our special advisor.

Jeff Brotman served as our Chief Executive Officer and sole director from June 2025 until December 2025 and since December 2025 has served as our Chief Operating Officer and Chief Legal Officer. Mr. Brotman brings over 35 years of diverse experience in accounting, law, management, and investing. Mr. Brotman has served as Chief Operating Officer and Chief Legal Officer of Crane Harbor Acquisition Corp. (NASDAQ: CHAC) since April 2025. He served as Chief Financial and Chief Legal Officer of Osprey Technology Acquisition Corp. from October 2019 until its merger with BlackSky Technology in September 2021. He also served as the Chief Financial Officer, Chief Legal Officer and Secretary of Osprey Energy Acquisition Corp., a blank check company, from July 2017 until its merger with Falcon Minerals Corp. (NASDAQ: FLMN) in August 2018, after which he served as the Chief Financial, Chief Legal Officer and Secretary of Falcon from August 2018 to June 2019 and was its Chief Legal Officer from June 2019 until April 2022. Currently, he serves as Vice Chairman and Chief Operating Officer at HEPCO Capital Management and Chief Operating Officer at HEPCO Opportunity Partners. Previously, Mr. Brotman was Chief Operating Officer and Executive Vice President at Resource America, Inc., formerly a publicly traded asset manager investing in real estate, financial services and credit until its sale to C-III Capital Partners in September 2016. He joined Resource America in 2007, and while at Resource America also served as Executive Vice President of Resource Capital Corp., now known as ACRES Commercial Realty Corp., a publicly traded real estate investment trust, Chairman of the Board of Directors of Primary Capital Mortgage, Director of Leaf Commercial Capital and sat on various investment committees across all product lines. Mr. Brotman was the President and Chief Executive Officer of Access to Money, Inc. (f/k/a TRM Corp.), a non-bank ATM operator, from March 2006 to June 2007, and served as the Chairman of its Board of Directors from September 2006 through September 2008. Mr. Brotman was a co-founder, and served as Managing Member, of Ledgewood, PC, a Philadelphia based business law firm, from June 1992 to March 2006, and was of counsel until June 2007. He was a Trustee of Resource Real Estate Diversified Income Fund from its inception in March 2013 until September 2016. Mr. Brotman has been an adjunct Professor of Law at the University of Pennsylvania Law School since 1990, where he has taught courses in accounting and lending transactions. He is also a Certified Public Accountant (currently inactive) and a licensed Real Estate Broker. He received his Juris Doctor from the University of Pennsylvania Law School.

Thomas Elliott has served as our Chief Financial Officer since June 2025. Mr. Elliott brings over 25 years of experience in accounting and Finance. Mr. Elliott has served as Chief Financial Officer of Crane Harbor Acquisition Corp. (NASDAQ: CHAC) since April 2025, and he has served as the Chief Financial Officer of HEPCO Capital Management, LLC since June 2022, and Chief Financial Officer of HEPCO Opportunity Partners since October 2022. He was previously Chief Financial Officer, Executive Vice President and Treasurer of Resource REIT, Inc. from September 2020 until May 2022. Mr. Elliott served on the board of directors of ACRES Commercial Realty Corp. from June 2020 until July 2021 and the board of directors of LEAF Commercial Capital from 2016 until 2017. Mr. Elliott previously held various officer positions at Resource America, Inc.: Chief Financial Officer from December 2009 to September 2020, Executive Vice President from September 2016 and Senior Vice President from 2005 to 2016. Prior to that, he was Senior Vice President-Finance and Operations of Resource America from 2006 to December 2009; Senior Vice President-Finance from 2005 to 2006 and Vice President-Finance from 2001 to 2005. From February 2017 to July 2020, Mr. Elliott was Executive Vice President-Finance and Operations of ACRES Commercial Realty Corp. and was its Senior Vice President-Finance and Operations from September 2006 to February 2017 and, prior to that, was its Chief Financial Officer, Chief Accounting Officer and Treasurer from September 2005 to June 2006. He was also Senior Vice President-Assets and Liabilities Management of ACRES Commercial Realty Corp. from June 2005 until September 2005 and, before that, served as its Vice President-Finance from March 2005. Prior to joining Resource America in 2001, Mr. Elliott was a Vice President at Fidelity Leasing, Inc., a former equipment leasing subsidiary of Resource America, where he managed all capital market functions, including the negotiation of all securitizations and credit and banking facilities in the U.S. and Canada. Mr. Elliott also oversaw the financial controls and budgeting departments. Mr. Elliott received a BS in Accounting from Gwynedd Mercy University.

Independent Directors

Koryn Estrada has served as an independent director since December 2025. Ms. Estrada is a Partner, co-CEO and co-CIO of Axon Capital, an asset management firm in New York. Ms. Estrada oversees a portfolio of concentrated long-term public and private investments, and in particular has driven the firm’s sizable portfolio of investments in early-stage growth companies. Prior to joining Axon Capital in 2011, Ms. Estrada worked at Shumway Capital Partners, and prior to that in the Oil & Gas group of the UBS Investment Banking Division. She is a co-founder and director of RiseWell, a rapidly growing oral care company, inspired by her passion for wellness and natural products. From August 2021 to August 2023, Ms. Estrada served as a director of AxonPrime Infrastructure Acquisition Corporation, a blank check company. She received her BA from Columbia University with majors in Economics and Philosophy.

We believe that Ms. Estrada is qualified to serve on our board of directors due to her extensive investment experience.

Stephen J. Howard has served as an independent director since December 2025. Mr. Howard has over 20 years of diverse experience across private equity, real estate and energy. Since October 2011, he has served as Director of Private Investments with HFS Capital Partners, LLC, the private investment affiliate of Howard Financial Services, Ltd, an SEC-registered investment advisor. Before that, from 2010 to 2011, he was Vice President at Compass Partners in New York and, from 2007 to 2010, he was an Associate at DLJ Merchant Banking Partners in New York and London. He began his career in the Mergers & Acquisitions Group at UBS Investment Bank in New York.

We believe Mr. Howard’s experience in investment advising and market intelligence will be a valuable asset to the board.

Trey Karlovich has served as an independent director since December 2025. Mr. Karlovich has served as a director of Crane Harbor Acquisition Corp. (NASDAQ: CHAC) since April 2025. Since December 2021, Mr. Karlovich has served as the President of Muirfield Resources, LLC, an energy, management and investment firm in Tulsa, OK, where he oversees the operations and investment strategies. Since July 2023 he has been a member of Muirfield Hall PLLC, an accounting advisory firm located in Tulsa, OK that provides accounting, financial advisory and bookkeeping services. Mr. Karlovich has also served since December 2021 as the President of Claremont Corporation and Heirloom Oil and Gas Holdings, LLC, two energy related businesses. Additionally, since April 2023, Mr. Karlovich has served as a Senior Advisor for Sixth Street Partners, LLC, a leading global investment firm. Prior to Muirfield, he served as the Executive Vice President and Chief Financial Officer of NGL Energy Partners LP (NYSE: NGL), a publicly traded midstream company, joining NGL in February 2016 and resigning in September 2021. Mr. Karlovich served as the Chief Financial Officer and Chief Accounting Officer of Atlas Pipeline Partners, LP (NYSE:APL), a publicly traded gas gathering and processing company with operations primarily in Oklahoma and Texas, until its merger with Houston-based Targa Resources Partners, LP (NYSE: TRGP) in February 2015. He joined APL in September 2006 as Controller and was named Chief Accounting Officer in 2009 and Chief Financial Officer in 2011. He remained at TRGP for a year following the merger, serving as Senior Vice President of Commercial and Business Development and Chief Financial Officer for Targa Pipeline Partners, LP, a subsidiary of TRGP. He started his career at Arthur Andersen LLP, as an auditor with a focus on publicly traded energy companies and transitioned with the Tulsa office from Arthur Anderson to Grant Thornton LLP in 2002. In 2003, he left public accounting and joined Syntroleum Corporation (NASDAQ: SYNM), serving in various roles in the accounting department from Sr. Accountant to Controller. Mr. Karlovich graduated from Oklahoma State University in 1999 with a bachelor’s degree in Business Administration with a major in Accounting. He is a certified public accountant and has held various roles on non-profit boards in Tulsa, including Youth Services of Tulsa and Indian Nations Council of the Boy Scouts of America. He also is currently serving on the Board as the Finance Committee Chair for Monte Cassino School.

Mr. Karlovich’s vast experience within the energy industry and leadership in corporate strategy and business management will be invaluable to the board.

Adam Guren has served as an independent director since December 2025. Mr. Guren brings nearly two decades of experience navigating global markets and developing innovative investment strategies. He is Founder and Chief Investment Officer of Hunting Hill Global Capital, an investment firm that launched in 2012, and Co-Founder of Hunting Hill Digital. Mr. Guren also serves as the Treasurer of the Hershey Foundation. From 2005 to December 2011, Mr. Guren managed a global event-driven arbitrage portfolio at First New York Securities (FNYS), investing in ETF arbitrage, cross-border arbitrage, merger arbitrage, corporate actions, and other special situations. In 2007, he became a partner at FNYS at the age of 26. From September 2009 to May 2011, Mr. Guren continued to manage his portfolio while a full-time student at the Wharton School of the University of Pennsylvania, where he received an M.B.A. with a focus in Entrepreneurial Management. Adam also holds a B.A. in Economics from Duke University.

Mr. Guren’s proven investment expertise will bring a data-driven, market-informed perspective to the board.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members divided into three classes with only one class of directors being appointed in each year, and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Guren and Howard will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. E. Cohen and Ms. Estrada, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Messrs. J. Cohen, Fradin and Karlovich, will expire at the third annual general meeting. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent shareholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2025, except that Messrs. Howard, J. Cohen, and Guren each filed one late Form 3 after the effective date of our registration statement for our initial public offering.

Board Committees

Audit Committee

We have established an audit committee of the Board of Directors. Messrs. Howard and Karlovich and Ms. Estrada serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Messrs. Howard and Karlovich and Ms. Estrada each meet the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act, and Mr. Karlovich serves as chairman of the audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of directors who are “financially literate” as defined under NASDAQ’s listing standards. The NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Global Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Mr. Karlovich satisfies NASDAQ’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Trey Karlovich and Adam Guren, each of whom meets the independent director standard under NASDAQ’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Guren serves as Chairman of our compensation committee.

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval, of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Other Board Committees

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Karlovich, Howard and Guren, and Ms. Estrada. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by shareholders during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy has been filed as Exhibit 19 to this Annual Report.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws, a copy of which is filed as an exhibit to this Annual Report. We will make a printed copy of our code of ethics available to any shareholder who so requests. Requests for a printed copy may be directed to us as follows: Crane Harbor Acquisition Corp. II, 1845 Walnut Street, Suite 1111, Philadelphia, PA 19103 Attention: Secretary.

Item 11. EXECUTIVE COMPENSATION.

None of our executive officers or directors have received any cash compensation for services rendered. Our independent directors have received membership interests in our sponsor as compensation for their service as a director. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from working capital: (i) repayment of loans made to us by our sponsor to cover offering-related and organization expenses, (ii)  payment of consulting, success or finder fees to our sponsor or a member of our management team, or their respective affiliates in connection with the consummation of our initial business combination, (iii) payments to an affiliate of our sponsor of a total of $30,000 per month for office space, utilities and secretarial and administrative support, (iv) we may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions, (v) reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination, and (vii) repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Our audit committee will review on a quarterly basis all payments made by us to our sponsor, officers or directors or any of their controlled affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation.

Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 25, 2026, by :

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our named executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

The table below represents beneficial ownership of our Class A ordinary shares and Class B ordinary shares and is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. The table does not reflect record or beneficial ownership of any outstanding warrants as no warrants are exercisable within 60 days.

The beneficial ownership of the Company’s voting ordinary shares is based on 35,400,000 Class A ordinary shares and 11,500,000 Class B ordinary shares outstanding, except as otherwise indicated.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of	Class A Ordinary Shares		Class B Ordinary Shares		Combined Voting Power(2)
Beneficial Owners	Number	% of class	Number	% of class	Number	% of class
Directors and Executive Officers:(1)
Jonathan Z. Cohen	–	–	–	–	–	–%
Edward E. Cohen	–	–	–	–	–	–
William I. Fradin(2)	600,000	1.7%	11,500,000	100.0%	12,100,000	25.8%
Jeffrey F. Brotman	–	–	–	–	–	–
Thomas C. Elliott	–	–	–	–	–	–
Koryn Estrada	–	–	–	–	–	–
Stephen Howard
Robert W. Karlovich III(	–	–	–	–	–	–
Adam Guren
All directors and executive officers as a group (nine individuals)(3)	600,000	1.7%	11,500,000	100.0%	12,100,000	25.8%

5% or Greater Beneficial Owners:
Meteora Capital, LLC(5)	2,857,810	8.1%	–	–	2,857,810	6.1%
Adage Capital Management, L.P. (6)	2,700,000	7.6%	–	–	2,700,000	5.8%

Crane Harbor Sponsor II LLC(3)(4)	600,000	1.7%	11,500,000	100.0%	12,100,000	25.8%

*	Less than 1 percent.
1.	Unless otherwise noted, the business address of each of the following individuals is c/o Crane Harbor Acquisition Corp. II, 1845 Walnut Street, Suite 1111, Philadelphia, PA 19103.
2.	Shares are held directly by Crane Harbor Sponsor II LLC. William Fradin, our Chief Executive Officer, is the managing member of the sponsor and holds voting and investment discretion with respect to the shares held of record by the sponsor. Mr. Fradin disclaims any beneficial ownership of the securities held by the sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
3.	Shares are held directly by Crane Harbor Sponsor II LLC. Our officers and directors are members of our sponsor, but none has any voting or investment power over the shares held by our sponsor, other than Mr. Fradin. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
4.	The non-managing sponsor investors, indirectly through sponsor membership interests, hold an aggregate of 402,500 placement units and an aggregate of 2,012,500 founder shares, in each case held directly by the sponsor. The non-managing sponsor investors have not been granted any shareholder or other rights in addition to those afforded to our other public shareholders, and have only been issued membership interests in the sponsor, with no right to control the sponsor or vote or dispose of any securities held by the sponsor, including the founder shares held by the sponsor.
5.	Based on a Schedule 13G filed on February 6, 2026 by Meteora Capital, LLC and Vik Mittal. Meteora Capital, LLC serves as investment manager to certain funds and managed accounts that hold the reported shares. Mr. Mittal serves as the Managing Member of Meteora Capital, LLC. The business address of each reporting person is 1200 N Federal Hwy, #200, Boca Raton FL 33432.
6.	Based on a Schedule 13G filed on February 12, 2026 by Adage Capital Management, L.P. (“ACM”), Robert Atchinson and Phillip Gross. ACM serves as the investment manager of Adage Capital Partners, L.P. (“ACP”), with respect to the Class A ordinary shares of the Company directly held by ACP. Mr. Atchinson serves as (1) managing member of Adage Capital Advisors, L.L.C. (“ACA”), managing member of Adage Capital Partners GP, L.L.C. (“ACPGP”), general partner of ACP, and (2) managing member of Adage Capital Partners LLC (“ACPLLC”), general partner of ACM, with respect to the Class A ordinary shares of the Company directly held by ACP. Mr. Gross serves as (1) managing member of ACA, managing member of ACPGP, general partner of ACP, and (2) managing member of ACPLLC, general partner of ACM, with respect to the Class A ordinary shares of the Company directly held by ACP. The business address of each reporting person is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have filed our code of ethics as an exhibit to this Annual Report.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter that we adopted was previously filed as an exhibit to the registration statement for our initial public offering. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer, including any advisory fees payable to affiliates of our sponsors at the closing of the initial business combination.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsors, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that commonly renders valuation opinions, that our initial business combination is fair to our company from a financial point of view.

Founder shares

On June 19, 2025, the sponsor paid $25,000 to cover certain of our offering costs in exchange for 9,583,333 founder shares. In December 2025, we effected a share capitalization pursuant to which we issued an additional 1,916,667 founder shares, resulting in an aggregate of 11,500,000 founder shares outstanding. On December 16, 2025, the underwriters notified us that they were exercising the over-allotment option in full. As a result of the underwriters’ determination to fully exercise the over-allotment option, none of the founder shares remain subject to forfeiture.

The number of founder shares was determined based on the expectation that the founder shares would represent 25% of the aggregate of our issued and outstanding ordinary shares after the initial public offering (excluding the private placement shares).

Our initial holders, sponsor and our management team have agreed not to transfer, assign or sell any founder shares (except to permitted transferees, each of whom will be subject to the same transfer restrictions), until the earlier of: (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (B) subsequent to our initial business combination the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement

Simultaneously with the initial public offering, our sponsor, CCM and Jones purchased in a private placement an aggregate of 900,000 placement units for an aggregate purchase price of $9.0 million. Of the placement units purchased by the sponsor, the non-managing sponsor investors purchased, indirectly through the purchase of non-managing sponsor membership interests, an aggregate of 402,500 placement units. As a result, the sponsor issued additional membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of approximately 2,012,500 founder shares held by the sponsor. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement rights, which will expire worthless if we do not consummate a business combination within the completion window.

The placement rights underlying the placement units are identical to the rights sold as part of the units in the initial public offering except that: (1) they (including the Class A ordinary shares issuable upon conversion of the placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination; and (2) they (including the Class A ordinary shares issuable upon conversion of the ) are entitled to registration rights. In addition, with respect to the placement units held by CCM and Jones, such placement units (and their underlying securities) will be subject to the lock-up and registration rights limitations imposed by FINRA Rule 5110.

Promissory Note — Related Party

On June 19, 2025, we issued an unsecured promissory note to the sponsor (the “Promissory Note”), pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the initial public offering or the date on which we determined not to proceed with such initial public offering. We repaid the $159,120 of outstanding borrowings under the Promissory Note at the closing of the initial public offering on December 17, 2025. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to fund finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis (“Working Capital Loans”). If we complete a business combination, we may repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Prior to the completion of the initial business combination, the Company does not expect to seek loans from parties other than the sponsor or an affiliate of the sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There were no working capital loans outstanding as of December 31, 2025.

Registration Rights

Pursuant to a registration rights agreement entered into on December 15, 2025, the holders of the founder shares, placement units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of working capital loans, and their permitted transferees, have registration rights to require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A ordinary shares). These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us subsequent to the completion of our initial business combination. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. Notwithstanding the foregoing, CCM and Jones may not exercise their demand and “piggyback” registration rights after five and seven years after the commencement of sales of the initial public offering and may not exercise their demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services

Commencing on December 16, 2025, we pay an amount equal to $30,000 per month to our sponsor or one of its affiliates for certain office space, utilities, secretarial support and administrative services provided to us. Upon completion of a business combination or its liquidation, the Company will cease paying these monthly fees.

Trust Account Indemnification

Crane Harbor Sponsor II LLC has agreed that, if the trust account is liquidated without the consummation of a business combination, it will indemnify us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, net of permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims arising from our obligation to indemnify the underwriters of the initial public offering pursuant to the underwriting agreement. We have not independently verified whether Crane Harbor Sponsor II LLC has sufficient funds to satisfy its indemnity obligations, we have not asked Crane Harbor Sponsor II LLC to reserve for such obligations and it may not be able to satisfy those obligations. We believe the likelihood of Crane Harbor Sponsor II LLC having to indemnify the trust account is limited because we endeavor to have all third parties that provide products or services to us and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	Duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

In addition, members of our management team and our board of directors directly or indirectly own founder shares and/or placement units, as set forth in “Principal Shareholders,” and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Each of our directors and officers presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, including Crane Harbor I, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to his or her fiduciary duties under Cayman Islands law. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Affiliation
Jonathan Z. Cohen	HEPCO Capital Management	President and Chief Executive Officer

	HEPCO Opportunity Partners	Founder and Chairman

	Crane Harbor Acquisition Corp.	Chairman

Edward E. Cohen	HEPCO Capital Management	Chairman

	Crane Harbor Acquisition Corp.	Vice Chairman

William I. Fradin	HEPCO Capital Management	Co-Founder and Managing Director

	Crane Harbor Acquisition Corp.	Chief Executive Officer and Director

Jeffrey F. Brotman	HEPCO Capital Management	Vice Chairman and Chief Operating Officer

	HEPCO Opportunity Partners	Chief Operating Officer

	Crane Harbor Acquisition Corp.	Chief Operating Officer and Chief Legal Officer

Thomas C. Elliott	HEPCO Capital Management	Chief Financial Officer

	HEPCO Opportunity Partners	Chief Financial Officer

	Crane Harbor Acquisition Corp.	Chief Financial Officer

Koryn Estrada	Axon Capital Risewell	Partner, co-CEO, co-CIO Co-founder and Director

Stephen J. Howard	HFS Capital Partners, LLC/Howard Financial Services, LTD	Director of Private Investments/Partner

Robert W. Karlovich III	Muirfield Resources, LLC	President

	Muirfield Hall PLLC	Member

	Claremont Corporation	President

	Heirloom Oil and Gas Holdings, LLC	President

	Sixth Street Partners, LLC	Senior Advisor

	Crane Harbor Acquisition Corp.	Director

Adam Guren	Hunting Global Capital, LLC	Chief Investment Officer

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. For example, the officers or directors named above whom owe fiduciary duties to Crane Harbor I may compete with us for acquisition opportunities. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. Any such companies, including Crane Harbor I, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts with Crane Harbor I would materially affect our ability to complete our initial business combination, because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously and we are not limited by industry or geography in terms of the acquisition opportunities we can pursue. Although we expect that Crane Harbor I will have priority over us with respect to acquisition opportunities until it completes an initial business combination, as discussed above, Crane Harbor I has entered into a business combination agreement with Xanadu Quantum Technologies Inc., a corporation continued under the Business Corporations Act (Ontario), and Xanadu Quantum Technologies Limited, a corporation incorporated under the Business Corporations Act (Ontario).

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares for a nominal purchase price prior to the initial public offering and purchased placement units in a transaction that closed simultaneously with the closing of the initial public offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the placement units will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination; or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The placement units (including their component securities and the Class A ordinary shares issuable upon exercise of the placement rights) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors owns ordinary shares or Share Rights directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	The personal and financial interests of our directors and executive officers may influence their motivation in timely identifying and pursuing an initial business combination or completing our initial business combination. The different timelines of competing business combinations could cause our directors and executive officers to prioritize a different business combination over finding a suitable acquisition target for our business combination. For example, if two targets are being evaluated by our management team, and one is more stable and has a better risk or stability profile for our public shareholders, but may take a longer time to diligence and go through the business combination process, while the other has a less favorable risk or stability profile for our public shareholders, but would be easier, quicker and more certain to guide through the business combination process, our management team may decide to choose what they believe to be the quicker and more certain path despite its less favorable risk or stability profile for our public shareholders, as our management team would likely not receive any financial benefit unless we consummated a business combination. Additionally, if members of our management team form other special purpose acquisition companies similar to ours or pursue other business or investment ventures during the period in which we are seeking an initial business combination, the consideration paid, terms, conditions and timing relating to the business combinations of such other special purpose acquisition companies or ventures, and the level of attention paid to by members of our management team to them versus the level of attention paid to us may conflict in a way that is unfavorable to us. Consequently, our directors’ and executive officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest, which could negatively impact the timing for a business combination.

●	Our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination, including the fact that they may lose their entire investment in us if our initial business combination is not completed, except to the extent they receive liquidating distributions from assets outside the trust account. Our sponsor has invested in us an aggregate of $6,025,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.002 per share) and the $6,000,000 purchase price for the placement units (or $10.00 per unit). Accordingly, our management team may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares, as our sponsor and members of our management team would likely not receive any financial benefit unless we consummated such business combination. These interests of our executive officers and directors may affect the consideration paid, terms, conditions and timing relating to a business combination in a way that conflicts with the interests of our public shareholders.

●	Certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor or a member of our management team or one of their affiliates a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination, which, if made prior to the completion of our initial business combination, will be paid from working capital.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the initial public offering in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Messrs. Karlovich, Howard and Guren, and Ms. Estrada, are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm during the period from June 19, 2025 (inception) through December 31, 2025. The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, the initial public offering and other required filings with the SEC for the period from June 19, 2025 (inception) through December 31, 2025 totaled $114.240.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related services during the period from June 19, 2025 (inception) through December 31, 2025.

Tax Fees

For the period from June 19, 2025 (inception) through December 31, 2025, Withum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

We did not pay Withum for other services for the period from June 19, 2025 (inception) through December 31, 2025.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee was formed upon the consummation of the initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

(2)	Financial Statements Schedules:

None.

(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. Copies of the exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Crane Harbor Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Crane Harbor Acquisition Corp. II (the “Company”) as of December 31, 2025, the related statement of operations, changes in shareholders’ deficit and cash flows for the period June 19, 2025 (inception) through December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash for the period June 19, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

February 26, 2026

CRANE HARBOR ACQUISITION CORP. II

BALANCE SHEET

DECEMBER 31, 2025

ASSETS
Current assets
Cash	$2,194,564
Prepaid expenses	27,101
Prepaid insurance	97,500
Total current assets	2,319,165
Cash and investments held in Trust Account	345,487,979
Long term prepaid insurance	93,044
TOTAL ASSETS	$347,900,188

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$37,763
Accrued offering costs	92,044
Total current liabilities	129,807
Deferred underwriting fee payable	14,700,000
TOTAL LIABILITIES	14,829,807

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 34,500,000 shares at a redemption value of $10.01 per share	345,487,979

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 900,000 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption	90
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 shares issued and outstanding	1,150
Additional paid-in capital	—
Accumulated deficit	(12,418,838)
Total shareholders’ deficit	(12,417,598)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$347,900,188

The accompanying notes are an integral part of the financial statements.

CRANE HARBOR ACQUISITION CORP. II

STATEMENT OF OPERATIONS

For the Period from June 19, 2025 (Inception) Through December 31,
2025
General and administrative costs	$156,055
Loss from operations	(156,055)

Other income:
Interest earned on cash and investments held in Trust Account	487,979
Total other income	487,979

Net income	$331,924

Basic weighted average shares outstanding, Class A ordinary shares	2,541,538

Basic net income per share, Class A ordinary shares	$0.03

Diluted weighted average shares outstanding, Class A ordinary shares	2,541,538

Diluted net income per share, Class A ordinary shares	$0.03

Basic weighted average shares outstanding, Class B ordinary shares	10,107,692

Basic net income per share, Class B ordinary shares	$0.03

Diluted weighted average shares outstanding, Class B ordinary shares	10,700,000

Diluted net income per share, Class B ordinary shares	$0.03

The accompanying notes are an integral part of the financial statements.

CRANE HARBOR ACQUISITION CORP. II

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JUNE 19, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — June 19, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	11,500,000	1,150	23,850	—	25,000

Sale of 900,000 Private Placement Units	900,000	90	—	—	8,999,910	—	9,000,000

Fair value of rights included in Public units	—	—	—	—	6,900,000	—	6,900,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(440,345)	—	(440,345)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(15,483,415)	(12,750,762)	(28,234,177)

Net income	—	—	—	—	—	331,924	331,924

Balance – December 31, 2025	900,000	$90	11,500,000	$1,150	$—	$(12,418,838)	$(12,417,598)

The accompanying notes are an integral part of the financial statements.

CRANE HARBOR ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 19, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$331,924
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating expenses through issuance of Class B ordinary shares	7,000
Payment of accrued expenses through promissory note - related party	10,420
Interest earned on cash and investments held in Trust Account	(487,979)
Changes in operating assets and liabilities:
Prepaid expenses	(27,101)
Prepaid insurance	(190,544)
Accrued expenses	37,763
Net cash used in operating activities	(318,517)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	339,000,000
Proceeds from sale of Private Placement Units	9,000,000
Proceeds from promissory note - related party	148,700
Repayment of promissory note - related party	(159,120)
Payment of offering costs	(476,499)
Net cash provided by financing activities	347,513,081

Net Change in Cash	2,194,564
Cash – Beginning of period	—
Cash – End of period	$2,194,564

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$92,044
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$18,000
Deferred underwriting fee payable	$14,700,000

The accompanying notes are an integral part of the financial statements.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Crane Harbor Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 19, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company may pursue an acquisition opportunity in any business or industry.

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from June 19, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Crane Harbor Sponsor II, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 15, 2025. On December 17, 2025, the Company consummated the Initial Public Offering of 34,500,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 4,500,000 Units, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 900,000 units (the “Private Placement Units”) in a private placement to the Sponsor and the underwriters, at a price of $10.00 per unit, or $9,000,000 in the aggregate.

Transaction costs amounted to $21,286,543, consisting of $6,000,000 of cash underwriting fee, $14,700,000 of deferred underwriting fee, and $586,543 of other offering costs.

The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriters’ fees and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination.

However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering on December 17, 2025, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds from the sale of the Private Placement Units, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, or in cash or cash like items (including demand deposit accounts) at a bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or against, a Business Combination, all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within the completion window (as defined below), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Given that the Public Shares were issued with other freestanding instruments (i.e., public rights), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value will equal the redemption value on such date. The accretion or remeasurement was recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the balance sheet until such date that a redemption event takes place.

Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) will agree to vote their Founder Shares, Private Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders will agree to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor, executive officers and directors have agreed, pursuant to a letter agreement, that they will not propose any amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “completion window”), the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the rights will expire and be worthless.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the completion window. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the completion window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the completion window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

The Company’s liquidity needs up to December 17, 2025 (IPO) had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). At December 31, 2025, the Company had cash of $2,194,564 and working capital surplus of $2,189,358.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, it has different application dates for public or private companies. The Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $2,194,564 and did not have any cash equivalents as of December 31, 2025.

Cash and Investment Held in Trust Account

As of December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Rights (as defined below) and Private Placement Units were charged to shareholders’ deficit as the Public and Private Placement Rights (as defined below), after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Share Rights

The Company accounts for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned value.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Rights	(6,900,000)
Class A ordinary shares issuance cost	(20,846,198)
Plus:
Accretion of carrying value to redemption value	28,234,177
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$345,487,979

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Period from June 19, 2025 (Inception) Through December 31, 2025
Basic net income per ordinary share	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$66,692	$265,232
Denominator:
Basic weighted average shares outstanding	2,541,538	10,107,692
Basic net income per ordinary share	$0.03	$0.03

	For the Period from June 19, 2025 (Inception) Through December 31, 2025
Diluted net income per ordinary share	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$63,708	$268,216
Denominator:
Diluted weighted average shares outstanding	2,541,538	10,700,000
Diluted net income per ordinary share	$0.03	$0.03

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 19, 2025, its date of incorporation.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on December 17, 2025, the Company sold 34,500,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option in the amount of 4,500,000 Units. Each Unit consists of one Class A ordinary share and one right (“Public Right”). Each Public Right entitles the holder thereof to receive one-fifteenth (1/15) of one Class A ordinary share upon the consummation of an initial Business Combination. No fractional shares will be issued upon conversion of the Public Rights.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $6,000,000 in the aggregate and the underwriters purchased an aggregate of 300,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $3,000,000 in the aggregate. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Shares”) and one right to receive one-fifteenth (1/15) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Rights”), at a price of $10.00 per Private Placement Unit.

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor or their permitted transferees, the Private Placement Units (including their component securities) (i) may not (including the Class A ordinary shares issuable upon conversion of the Private Placement Rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) are entitled to registration rights.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the completion window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares or Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 19, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, to cover certain of the Company’s expenses, for which the Company issued 7,666,667 founder shares (the “Founder Shares”). On July 24, 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,916,666 Founder Shares, as a result of which the Sponsor held an aggregate of 9,583,333 Founder Shares. In December 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,916,667 Founder Shares resulting in an aggregate of 11,500,000 Founder Shares outstanding. All share and per-share data have been retrospectively presented. Up to 1,500,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On December 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,500,000 Founder Shares are no longer subject to forfeiture.

The Company’s Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s Initial Shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Related Party Loans

On June 19, 2025, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company had borrowed $159,120 under the Note, which was repaid at the closing of the Initial Public Offering on December 17, 2025. Borrowings under the Note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on December 16, 2025, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2025, the Company incurred $16,452 of administrative fees which is included in accrued expenses in the accompanying balance sheet.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and the Class A ordinary shares underlying such Private Placement Units and Private Placement Rights and units that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on December 15, 2025. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the effective date of the registration statement to purchase up to 4,500,000 additional Units at the Initial Public Offering price less underwriting discounts and commissions. On December 17, 2025, the underwriters exercised their over allotment option of 4,500,000 additional Units in full as part of the closing of the Initial Public Offering.

The underwriters were entitled to an underwriting discount of $6,000,000, which was paid in cash to the underwriters at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commission of $0.40 per Unit, or approximately $14,700,000. The deferred underwriting discounts and commissions will be payable to the underwriters upon the closing of the initial Business Combination, but such amount will be payable to the underwriters based solely on the amounts remaining in the Trust Account after giving effect to all properly submitted shareholder redemptions in connection with the consummation of an initial Business Combination.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were 900,000 Class A ordinary shares issued and outstanding, excluding 34,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were 11,500,000 Class B ordinary shares issued and outstanding. The Founder Shares include an aggregate of up to 1,500,000 shares which were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,500,000 Founder Shares are no longer subject to forfeiture.

The Founder Shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or at any time and from time to time at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (excluding the Class A ordinary shares underlying the Private Placement Units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Memorandum and Articles of Association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Memorandum and Articles of Association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Memorandum and Articles of Association, such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Memorandum and Articles of Association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-fifteenth (1/15) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each registered holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifteenth (1/15) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
Assets:
Cash and investments held in Trust Account	1	$345,487,979

Substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Rights issued in the Initial Public Offering is $6,900,000, or $0.20 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights issued in the Initial Public Offering:

DECEMBER 17, 2025
Traded unit price	$9.80
Expected term to De-SPAC (years)	2.00
Probability of De-SPAC and instrument-specific market adjustment	30.0%
Risk-free rate (continuous)	3.46%

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31, 2025
Cash	$2,194,564
Cash and investments held in Trust Account	$345,487,979

For the Period from June 10, 2025 (Inception) through December 31, 2025
General and administrative costs	$156,055
Interest earned on cash and investments held in Trust Account	$487,979

NOTE 10. SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 15, 2025, between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC. (1)
3.1	Memorandum and Articles of Association(2)
3.2	Amended and Restated Memorandum and Articles of Association, filed with the Cayman Islands General Registry on December 15, 2025. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Share Rights Certificate (2)
4.4	Share Rights Agreement, dated December 15, 2025, by and between Continental Stock Transfer & Trust Company and the Company (1)
4.5*	Crane Harbor Acquisition Corp. Description of Securities
10.1	Letter Agreement, dated December 15, 2025, by and among the Company, the officers and directors of the Company and Crane Harbor Sponsor II LLC. (1)
10.2	Investment Management Trust Agreement, dated December 15, 2025, by and between the Company and Continental Stock Transfer & Trust Company (1)
10.3	Registration Rights Agreement, dated December 15, 2025, by and among the Company, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, JonesTrading Institutional Services LLC and Crane Harbor Sponsor II LLC. (1)
10.4	Private Placement Units Purchase Agreement, dated December 15, 2025 by and between the Company and Crane Harbor Sponsor II LLC (1)
10.5	Unit Subscription Agreement, dated December 15, 2025 by and between the Company,Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, and JonesTrading Institutional Services LLC. (1)
10.6	Administrative Services Agreement, dated December 15, 2025, by and between the Company and Crane Harbor Sponsor II LLC (1)
10.7	Form of Indemnity Agreement (1)
10.8	Securities Subscription Agreement, dated June 19, 2025, between the Registrant and Crane Harbor Sponsor II LLC. (2)
14.1	Code of Ethics(2)
19*	Insider Trading Policies and Procedures
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97*	Policy Related to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 18, 2025
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-291289)

Item 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRANE HARBOR ACQUISITION CORP. II

Dated: February 26, 2026	/s/ William I. Fradin
William I. Fradin Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William I. Fradin	Chief Executive Officer and Director	February 26, 2026
William I. Fradin	(Principal Executive Officer)

/s/ Thomas C. Elliott	Chief Financial Officer	February 26, 2026
Thomas C. Elliott	(Principal Financial and Accounting Officer)

/s/ Jonathan Z. Cohen	Executive Chairman of the Board	February 26, 2026
Jonathan Z. Cohen

/s/ Edward E. Cohen	Vice Chairman of the Board	February 26, 2026
Edward E. Cohen

/s/ Koryn Estrada	Director	February 26, 2026
Koryn Estrada

/s/ Stephen Howard	Director	February 26, 2026
Stephen Howard

/s/ Robert W. Karlovich III	Director	February 26, 2026
Robert W. Karlovich III

/s/ Adam Guren	Director	February 26, 2026
Adam Guren