Form 10-Q
period 2026-03-31
Crane Harbor Acquisition Corp. II
filed 2026-05-12
CIK 2081358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43018

CRANE HARBOR ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1868608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1845 Walnut Street, Suite 1111 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(646) 470-1493

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one share right	CRANU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CRAN	The Nasdaq Stock Market LLC
Share Rights, each right entitling the holder to receive one fifteenth (1/15) of a Class A ordinary share	CRANR	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 12, 2026, there were 35,400,000 Class A ordinary shares, $0.0001 par value and 11,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CRANE HARBOR ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CRANE HARBOR ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,952,555	$2,194,564
Prepaid expenses	72,561	27,101
Prepaid insurance	97,500	97,500
Total current assets	2,122,616	2,319,165
Cash and investments held in Trust Account	348,539,449	345,487,979
Long term prepaid insurance	68,669	93,044
TOTAL ASSETS	$350,730,734	$347,900,188

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	80,196	37,763
Accrued offering costs	75,000	92,044
Total current liabilities	155,196	129,807
Deferred underwriting fee payable	14,700,000	14,700,000
TOTAL LIABILITIES	14,855,196	14,829,807

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 34,500,000 shares at a redemption value of $10.10 and $10.01 per share as of March 31, 2026 and December 31, 2025, respectively	348,539,449	345,487,979

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 900,000 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025	90	90
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,150	1,150
Additional paid-in capital	—	—
Accumulated deficit	(12,665,151)	(12,418,838)
Total shareholders’ deficit	(12,663,911)	(12,417,598)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$350,730,734	$347,900,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$246,313
Loss from operations	(246,313)

Other income:
Interest earned on cash and investments held in Trust Account	3,051,470
Total other income	3,051,470

Net income	$2,805,157

Basic and diluted weighted average shares outstanding, Class A ordinary shares	35,400,000

Basic and diluted net income per share, Class A ordinary shares	$0.06

Basic and diluted weighted average shares outstanding, Class B ordinary shares	11,500,000

Basic and diluted net income per share, Class B ordinary shares	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	900,000	$90	11,500,000	$1,150	$—	$(12,418,838)	$(12,417,598)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,051,470)	(3,051,470)

Net income	—	—	—	—	—	2,805,157	2,805,157

Balance – March 31, 2026	900,000	$90	11,500,000	$1,150	$—	$(12,665,151)	$(12,663,911)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,805,157
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(3,051,470)
Changes in operating assets and liabilities:
Prepaid expenses	(45,460)
Prepaid insurance	24,375
Accounts payable and accrued expenses	42,433
Net cash used in operating activities	(224,965)

Cash Flows from Financing Activities:
Payment of offering costs	(17,044)
Net cash used in financing activities	(17,044)

Net Change in Cash	(242,009)
Cash – Beginning of period	2,194,564
Cash – End of period	$1,952,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Crane Harbor Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 19, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company may pursue an acquisition opportunity in any business or industry.

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from June 19, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering on December 17, 2025, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds from the sale of the Private Placement Units, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, or in cash or cash like items (including demand deposit accounts) at a bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or against, a Business Combination, all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public rights), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value will equal the redemption value on such date. The accretion or remeasurement was recognized as a reduction to retained earnings, or in the absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and will be classified as such on the condensed balance sheets until such date that a redemption event takes place.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares, Private Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor and the Company’s executive officers and directors have agreed, pursuant to a letter agreement, that they will not propose any amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the completion window. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the completion window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the completion window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Liquidity

The Company’s liquidity needs up to December 17, 2025 (IPO) had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). At March 31, 2026, the Company had cash of $1,952,555 and a working capital surplus of $1,967,420.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on February 27, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,952,555 and $2,194,564 and did not have any cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash and Investment Held in Trust Account

As of March 31, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Rights	(6,900,000)
Class A ordinary shares issuance cost	(20,846,198)
Plus:
Accretion of carrying value to redemption value	28,234,177
Class A Ordinary Shares subject to possible redemption, December 31, 2025	345,487,979
Plus:
Accretion of carrying value to redemption value	3,051,470
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$348,539,449

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026
Basic and diluted net income per ordinary share	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$2,117,325	$687,832
Denominator:
Basic and diluted weighted average shares outstanding	35,400,000	11,500,000
Basic and diluted net income per ordinary share	$0.06	$0.06

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $6,000,000 in the aggregate, and the underwriters purchased an aggregate of 300,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $3,000,000 in the aggregate. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Shares”) and one right to receive one-fifteenth (1/15) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Rights”), at a price of $10.00 per Private Placement Unit.

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

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the completion window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares or Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 19, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.002 per share, to cover certain of the Company’s expenses, for which the Company issued 7,666,667 founder shares (the “Founder Shares”). On July 24, 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,916,666 Founder Shares, as a result of which the Sponsor held an aggregate of 9,583,333 Founder Shares. In December 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,916,667 Founder Shares resulting in an aggregate of 11,500,000 Founder Shares outstanding. All share and per-share data have been retrospectively presented. Up to 1,500,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. On December 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,500,000 Founder Shares are no longer subject to forfeiture.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on December 16, 2025, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred $90,000 of administrative service fees. As of March 31, 2026 and December 31, 2025, the Company had outstanding balances of $30,000 and $16,452 of administrative fees, respectively, which are included in accrued expenses in the accompanying condensed balance sheets.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $6,000,000 in the aggregate, which was paid in cash to the underwriters at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commission of (i) $0.40 per Unit sold in the Initial Public Offering, or $12,000,000 in the aggregate, and (ii) $0.60 per Unit sold pursuant to the underwriters’ over-allotment option, or $2,700,000 in the aggregate. The deferred underwriting discounts and commissions will be payable to the underwriters upon the closing of the initial Business Combination, but such amount will be payable to the underwriters based solely on the amounts remaining in the Trust Account after giving effect to all properly submitted shareholder redemptions in connection with the consummation of an initial Business Combination.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 900,000 Class A ordinary shares issued and outstanding, excluding 34,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 11,500,000 Class B ordinary shares issued and outstanding. The Founder Shares included an aggregate of up to 1,500,000 shares which were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,500,000 Founder Shares are no longer subject to forfeiture.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Cash and investments held in Trust Account	1	$348,539,449	$345,487,979

Substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Rights issued in the Initial Public Offering was $6,900,000, or $0.20 per Public Right, as of the closing of the Initial Public Offering. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights issued in the Initial Public Offering:

December 17, 2025
Traded unit price	$9.80
Expected term to De-SPAC (years)	2.00
Probability of De-SPAC and instrument-specific market adjustment	30.0%
Risk-free rate (continuous)	3.46%

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Cash	$1,952,555	$2,194,564
Cash and investments held in Trust Account	$348,539,449	$345,487,979

For the Three Months Ended March 31, 2026
General and administrative costs	$246,313
Interest earned on cash and investments held in Trust Account	$3,051,470

NOTE 10. SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Crane Harbor Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Crane Harbor Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2025 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $2,805,157, which consists of interest earned on marketable securities held in Trust Account of $3,051,470, offset by general and administrative costs of $246,313.

Liquidity and Capital Resources

On December 17, 2025, the Company consummated the Initial Public Offering of 34,500,000 units at $10.00 per Unit, which included the full exercise of the underwriters’ over-allotment option of 4,500,000 Units, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 900,000 Private Placement Units in a private placement to the Sponsor and the underwriters, at a price of $10.00 per Unit, or $9,000,000 in the aggregate.

Following the closing of the initial public offering and the private placement, a total of $345,000,000 was placed in the trust account. The proceeds held in the trust account are invested or held only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, or in cash or cash like items (including demand deposit accounts) at a bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. We incurred $21,286,543 of transaction costs, consisting of $6,000,000 of cash underwriting fee, $14,700,000 of deferred underwriting fee, and $586,543 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $224,965. Net income of $2,805,157 was affected by interest earned on marketable securities held in Trust Account of $3,051,470. Changes in operating assets and liabilities provided $21,348 of cash from operating activities.

As of March 31, 2026, we had cash held in the trust account of $348,539,449, consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay our taxes. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $1,952,555. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2.5 million of such Working Capital Loans may be converted at the option of the lender into units of the post-Business Combination entity at a price of $10.00 per Unit. The units issued upon conversion of any such loans would be identical to the private placement units sold in the private placement.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026.

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $6,000,000 in the aggregate, which was paid in cash to the underwriters at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commission of (i) $0.40 per Unit sold in the Initial Public Offering, or $12,000,000 in the aggregate, and (ii) $0.60 per Unit sold pursuant to the underwriters’ over-allotment option, or $2,700,000 in the aggregate. The deferred underwriting discounts and commissions will be payable to the underwriters upon the closing of the initial Business Combination, but such amount will be payable to the underwriters based solely on the amounts remaining in the Trust Account after giving effect to all properly submitted shareholder redemptions in connection with the consummation of an initial Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of the date of the Initial Public Offering, management used valuation to determine the fair value of the Public Rights issued in the Initial Public Offering. As of March 31, 2026, we did not have any additional critical accounting estimates to disclose.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among the outstanding shares. Net income per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 17, 2025, we consummated the Initial Public Offering of 34,500,000 Units, including 4,500,000 Units purchased to cover over-allotments. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $345,000,000. Cohen & Company Capital Market acted as lead book-running manager and JonesTrading Institutional Services LLC, acted as joint book-runner of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-291289 & 333-292158). The Securities and Exchange Commission declared the registration statements effective on December 15, 2025.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the issuance and sale (“Private Placement”) of 900,000 Units (the “Private Placement Units”) in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $9,000,000. The Private Placement Units were purchased by CCM (240,000 Units), Jones (60,000 Units), and the Company’s sponsor, Crane Harbor Sponsor II, LLC (600,000 Units). No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that the Private Placement Units (including their component securities) (i) may not (including the Class A ordinary shares issuable upon conversion of the Private Placement Rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) are entitled to registration rights.

Transaction costs amounted to $21,286,543, consisting of $6,000,000 of cash underwriting fee, $14,700,000 of deferred underwriting fee, and $586,543 of other offering costs.

Following the closing of the initial public offering and the private placement, an amount of $345,000,000 ($10.00 per unit) from the net proceeds from the sale of the units in the initial public offering and the private placement units in the private placement was placed in the trust account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE HARBOR ACQUISITION CORP. II

Date: May 12, 2026	By:	/s/ William I. Fradin
	Name:	William I. Fradin
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Thomas C. Elliott
	Name:	Thomas C. Elliott
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)