Form 10-Q
period 2026-06-30
Crane Harbor Acquisition Corp. II
filed 2026-08-12
CIK 2081358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 35,400,000 Class A ordinary shares, $0.0001 par value and 11,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CRANE HARBOR ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 and December 31, 2025 (Unaudited)	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 19, 2025 (Inception) Through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from June 19, 2025 (Inception) Through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 19, 2025 (Inception) Through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CRANE HARBOR ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,778,367	$2,194,564
Prepaid expenses	52,852	27,101
Short-term prepaid insurance	97,500	97,500
Total current assets	1,928,719	2,319,165
Cash and investments held in Trust Account	351,626,627	345,487,979
Long-term prepaid insurance	44,294	93,044
TOTAL ASSETS	$353,599,640	$347,900,188

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$46,898	$37,763
Accrued offering costs	75,000	92,044
Total current liabilities	121,898	129,807
Deferred underwriting fee payable	14,700,000	14,700,000
TOTAL LIABILITIES	14,821,898	14,829,807

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 34,500,000 shares at a redemption value of $10.19 and $10.01 per share as of June 30, 2026 and December 31, 2025, respectively	351,626,627	345,487,979

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 900,000 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025	90	90
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1,150	1,150
Additional paid-in capital	—	—
Accumulated deficit	(12,850,125)	(12,418,838)
Total shareholders’ deficit	(12,848,885)	(12,417,598)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$353,599,640	$347,900,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 19, 2025 (Inception) Through June 30, 2025
General and administrative costs	$184,974	$431,287	$17,420
Loss from operations	(184,974)	(431,287)	(17,420)

Other income:
Interest earned on cash and investments held in Trust Account	3,087,178	6,138,648	—
Total other income	3,087,178	6,138,648	—

Net income (loss)	$2,902,204	$5,707,361	$(17,420)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	35,400,000	35,400,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.12	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	11,500,000	11,500,000	10,250,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$0.12	$(0.00)

(1)	As of June 30, 2025, excludes an aggregate of up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters (see Note 5).
(2)	On July 24, 2025, the Company, through share capitalization, issued the Sponsor an additional 1,916,666 Class B ordinary shares. In December 2025, the Company, through share capitalization, issued the Sponsor an additional 1,916,667 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 11,500,000 Class B ordinary shares. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	900,000	$90	11,500,000	$1,150	$—	$(12,418,838)	$(12,417,598)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,051,470)	(3,051,470)

Net income	—	—	—	—	—	2,805,157	2,805,157

Balance – March 31, 2026 (unaudited)	900,000	90	11,500,000	1,150	—	(12,665,151)	(12,663,911)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,087,178)	(3,087,178)

Net income	—	—	—	—	—	2,902,204	2,902,204

Balance – June 30, 2026 (unaudited)	900,000	$90	11,500,000	$1,150	$—	$(12,850,125)	$(12,848,885)

FOR THE PERIOD FROM JUNE 19, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 19, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	11,500,000	1,150	23,850	—	25,000

Net loss	—	—	—	—	—	(17,420)	(17,420)

Balance – June 30, 2025	—	$—	11,500,000	$1,150	$23,850	$(17,420)	$7,580

(1)	Includes an aggregate of up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters (see Note 5).
(2)	On July 24, 2025, the Company, through share capitalization, issued the Sponsor an additional 1,916,667 Class B ordinary shares. In December 2025, the Company, through share capitalization, issued the Sponsor an additional 1,916,667 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 11,500,000 Class B ordinary shares. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period from June 19, 2025 (Inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$5,707,361	$(17,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	—	10,420
Interest earned on cash and investments held in Trust Account	(6,138,648)	—
Changes in operating assets and liabilities:
Prepaid expenses	(25,751)	—
Prepaid insurance	48,750	—
Accounts payable and accrued expenses	9,135	7,000
Net cash used in operating activities	(399,153)	—

Cash Flows from Financing Activities:
Payment of offering costs	(17,044)	—
Net cash used in financing activities	(17,044)	—

Net Change in Cash	(416,197)	—
Cash – Beginning of period	2,194,564	—
Cash – End of period	$1,778,367	$—

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$3,677
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$5,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from June 19, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Crane Harbor Sponsor II, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 15, 2025. On December 17, 2025, the Company consummated the Initial Public Offering of 34,500,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which is discussed in Note 3, which includes the full exercise of the underwriters’ over-allotment option of 4,500,000 Units, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 900,000 units (the “Private Placement Units”) in a private placement to the Sponsor and the underwriters, at a price of $10.00 per unit, or $9,000,000 in the aggregate.

Transaction costs amounted to $21,286,543, consisting of $6,000,000 of cash underwriting fee, $14,700,000 of deferred underwriting fee, and $586,543 of other offering costs.

The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination.

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

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to December 17, 2025 (IPO) had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). At June 30, 2026, the Company had cash of $1,778,367 and a working capital surplus of $1,806,821.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

JUNE 30, 2026

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on February 27, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments, outside of the Trust Account, with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,778,367 and $2,194,564 and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Share Rights

The Company accounts for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned value.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Rights	(6,900,000)
Class A ordinary shares issuance cost	(20,846,198)
Plus:
Accretion of carrying value to redemption value	28,234,177
Class A Ordinary Shares subject to possible redemption, December 31, 2025	345,487,979
Plus:
Accretion of carrying value to redemption value	3,051,470
Class A Ordinary Shares subject to possible redemption, March 31, 2026	348,539,449
Plus:
Accretion of carrying value to redemption value	3,087,178
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$351,626,627

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from June 19, 2025 (inception) Through June 30, 2025
Basic and diluted net income (loss) per Ordinary Share	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,190,576	$711,628	$4,307,901	$1,399,460	$—	$(17,420)
Denominator:
Basic and diluted weighted average shares outstanding	35,400,000	11,500,000	35,400,000	11,500,000	—	10,250,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.12	$0.12	$—	$(0.00)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $6,000,000 in the aggregate, and the underwriters purchased an aggregate of 300,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $3,000,000 in the aggregate. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Shares”) and one right to receive one-fifteenth (1/15) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Rights”).

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on December 16, 2025, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $90,000 and $180,000 of administrative service fees, respectively. For the period from June 19, 2025 (inception) through June 30, 2025, no administrative service fees were incurred. As of June 30, 2026 and December 31, 2025, the Company had outstanding balances of $30,000 and $16,452 of administrative fees, respectively, which are included in accrued expenses in the accompanying condensed balance sheets.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the effective date of the registration statement to purchase up to 4,500,000 additional Units at the Initial Public Offering price less underwriting discounts and commissions. On December 17, 2025, the underwriters exercised in full their over-allotment option of 4,500,000 additional Units as part of the closing of the Initial Public Offering.

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

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 900,000 Class A ordinary shares issued and outstanding, excluding 34,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 11,500,000 Class B ordinary shares issued and outstanding. The Founder Shares included an aggregate of up to 1,500,000 shares which were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,500,000 Founder Shares are no longer subject to forfeiture.

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

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Cash and investments held in Trust Account	1	$351,626,627	$345,487,979

Substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2026	2025
Cash	$1,778,367	$2,194,564
Cash and investments held in Trust Account	$351,626,627	$345,487,979

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 19, 2025 (Inception) Through June 30, 2025
General and administrative costs	$184,974	$431,287	$17,420
Interest earned on cash and investments held in Trust Account	$3,087,178	$6,138,648	$—

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

Overview

We are a blank check company incorporated in the Cayman Islands on June 19, 2025, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $2,902,204, which consists of interest earned on cash and investments held in Trust Account of $3,087,178, offset by general and administrative costs of $184,974.

For the six months ended June 30, 2026, we had net income of $5,707,361, which consists of interest earned on cash and investments held in Trust Account of $6,138,648, offset by general and administrative costs of $431,287.

For the period from June 19, 2025 (inception) through June 30, 2025, we had a net loss of $17,420, which primarily consists of general and administrative costs.

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

For the six months ended June 30, 2026, cash used in operating activities was $399,153. Net income of $5,707,361 was affected by interest earned on cash and investments held in Trust Account of $6,138,648. Changes in operating assets and liabilities provided $32,134 of cash from operating activities.

For the period from June 19, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $17,420 was affected by payment on general and administrative costs of $10,420. Changes in operating assets and liabilities provided $7,000 of cash from operating activities.

As of June 30, 2026, we had cash and investments held in the Trust Account of $351,626,627, consisting of U.S. Treasury securities with a maturity of 185 days or less. We may withdraw interest from the trust account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,778,367. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of the date of the Initial Public Offering, management used valuation to determine the fair value of the Public Rights issued in the Initial Public Offering. As of June 30, 2026, we did not have any additional critical accounting estimates to disclose.

Critical Accounting Policies

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata among the outstanding shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 17, 2025, we consummated the Initial Public Offering of 34,500,000 Units, including 4,500,000 Units purchased to cover over-allotments. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $345,000,000. Cohen & Company Capital Markets (“CCM”) acted as lead book-running manager and JonesTrading Institutional Services LLC (“Jones”), acted as joint book-runner of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-291289 & 333-292158). The Securities and Exchange Commission declared the registration statements effective on December 15, 2025.

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

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

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

CRANE HARBOR ACQUISITION CORP. II

Date: August 12, 2026	By:	/s/ William I. Fradin
	Name:	William I. Fradin
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Thomas C. Elliott
	Name:	Thomas C. Elliott
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)