Form 10-Q
period 2026-09-30
Crane Harbor Acquisition Corp. II
filed 2026-11-06
CIK 2081358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 6, 2026, there were 35,400,000 Class A ordinary shares, $0.0001 par value and 11,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CRANE HARBOR ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026, for the Three Months Ended September 30, 2025 and for the Period from June 19, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026, for the Three Months Ended September 30, 2025 and for the Period from June 19, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from June 19, 2025 (Inception) Through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CRANE HARBOR ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,641,776	$2,194,564
Prepaid expenses	27,095	27,101
Short-term prepaid insurance	97,500	97,500
Total current assets	1,766,371	2,319,165
Cash and investments held in Trust Account	354,837,643	345,487,979
Long-term prepaid insurance	19,919	93,044
TOTAL ASSETS	$356,623,933	$347,900,188

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$48,279	$37,763
Accrued offering costs	75,000	92,044
Total current liabilities	123,279	129,807
Deferred underwriting fee payable	14,700,000	14,700,000
TOTAL LIABILITIES	14,823,279	14,829,807

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 34,500,000 shares at a redemption value of $10.29 and $10.01 per share as of September 30, 2026 and December 31, 2025, respectively	354,837,643	345,487,979

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 900,000 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption as of September 30, 2026 and December 31, 2025	90	90
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	1,150	1,150
Additional paid-in capital	—	—
Accumulated deficit	(13,038,229)	(12,418,838)
Total shareholders’ deficit	(13,036,989)	(12,417,598)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$356,623,933	$347,900,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from June 19, 2025 (Inception) Through September 30, 2025
General and administrative costs	$188,104	$30,480	$619,391	$47,900
Loss from operations	(188,104)	(30,480)	(619,391)	(47,900)

Other income:
Interest earned on cash and investments held in Trust Account	3,211,016	—	9,349,664	—
Total other income	3,211,016	—	9,349,664	—

Net income (loss)	$3,022,912	$(30,480)	$8,730,273	$(47,900)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	35,400,000	—	35,400,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.06	$—	$0.19	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	11,500,000	10,000,000	11,500,000	10,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.00)	$0.19	$(0.00)

(1)	As of September 30, 2025, excludes an aggregate of up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters (see Note 5).
(2)	On July 24, 2025, the Company, through share capitalization, issued the Sponsor an additional 1,916,666 Class B ordinary shares. In December 2025, the Company, through share capitalization, issued the Sponsor an additional 1,916,667 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 11,500,000 Class B ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	900,000	$90	11,500,000	$1,150	$—	$(12,418,838)	$(12,417,598)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,051,470)	(3,051,470)

Net income	—	—	—	—	—	2,805,157	2,805,157

Balance – March 31, 2026 (unaudited)	900,000	90	11,500,000	1,150	—	(12,665,151)	(12,663,911)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,087,178)	(3,087,178)

Net income	—	—	—	—	—	2,902,204	2,902,204

Balance – June 30, 2026 (unaudited)	900,000	90	11,500,000	1,150	—	(12,850,125)	(12,848,885)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,211,016)	(3,211,016)

Net income	—	—	—	—	—	3,022,912	3,022,912

Balance – September 30, 2026 (unaudited)	900,000	$90	11,500,000	$1,150	$—	$(13,038,229)	$(13,036,989)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JUNE 19, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – June 19, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)(2)	—	—	11,500,000	1,150	23,850	—	25,000

Net loss	—	—	—	—	—	(17,420)	(17,420)

Balance – June 30, 2025 (unaudited)	—	—	11,500,000	1,150	23,850	(17,420)	7,580

Net loss	—	—	—	—	—	(30,480)	(30,480)

Balance – September 30, 2025 (unaudited)	—	$—	11,500,000	$1,150	$23,850	$(47,900)	$(22,900)

(1)	Includes an aggregate of up to 1,500,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters (see Note 5).
(2)	On July 24, 2025, the Company, through share capitalization, issued the Sponsor an additional 1,916,666 Class B ordinary shares. In December 2025, the Company, through share capitalization, issued the Sponsor an additional 1,916,667 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 11,500,000 Class B ordinary shares. All share and per-share data have been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from June 19, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$8,730,273	$(47,900)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	—	10,420
Interest earned on cash and investments held in Trust Account	(9,349,664)	—
Changes in operating assets and liabilities:
Prepaid expenses	6	7,000
Prepaid insurance	73,125	—
Accounts payable and accrued expenses	10,516	—
Net cash used in operating activities	(535,744)	(30,480)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	148,425
Payment of offering costs	(17,044)	(900)
Net cash (used in) provided by financing activities	(17,044)	147,525

Net Change in Cash	(552,788)	117,045
Cash – Beginning of period	2,194,564	—
Cash – End of period	$1,641,776	$117,045

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$39,881
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$5,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$20,000
Deferred offering costs paid through prepaid expenses	$—	$4,626

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Crane Harbor Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 19, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company may pursue an acquisition opportunity in any business or industry.

As of September 30, 2026, the Company had not yet commenced operations. All activity for the period from June 19, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Crane Harbor Sponsor II, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering (“IPO”) was declared effective on December 15, 2025. On December 17, 2025, the Company consummated the Initial Public Offering of 34,500,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise of the underwriters’ over-allotment option of 4,500,000 Units, generating gross proceeds of $345,000,000, as discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 900,000 units (the “Private Placement Units”) in a private placement to the Sponsor and the underwriters, at a price of $10.00 per unit, or $9,000,000 in the aggregate.

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

SEPTEMBER 30, 2026

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

Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against a proposed Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares, Private Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

SEPTEMBER 30, 2026

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the completion window. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the completion window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the completion window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case including interest earned on the funds held in the Trust Account less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to the closing of the Initial Public Offering on December 17, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). At September 30, 2026, the Company had cash of $1,641,776 and a working capital surplus of $1,643,092.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on February 27, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments, outside of the Trust Account, with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,641,776 and $2,194,564 and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Share Rights

The Company accounts for the Public and Private Placement Rights (together, the “Share Rights”) issued in connection with the Initial Public Offering and the private placement as either equity-classified or liability-classified instruments based on the assessment of the specific terms of the Share Rights and the applicable authoritative guidance in ASC 480 and FASB ASC 815-40, "Derivatives and Hedging — Contracts in Entity's Own Equity". The assessment considers whether the Share Rights are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether they meet all of the requirements for equity classification under ASC 815-40, including whether the Share Rights are indexed to the Company's own ordinary shares, among other conditions for equity classification. Based on this assessment, the Company classified the Share Rights under equity treatment at their assigned value. Equity-classified Share Rights are not remeasured after issuance as long as they continue to be classified in equity.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Rights	(6,900,000)
Class A ordinary shares issuance cost	(20,846,198)
Plus:
Accretion of carrying value to redemption value	28,234,177
Class A ordinary Shares subject to possible redemption, December 31, 2025	345,487,979
Plus:
Accretion of carrying value to redemption value	3,051,470
Class A ordinary Shares subject to possible redemption, March 31, 2026	348,539,449
Plus:
Accretion of carrying value to redemption value	3,087,178
Class A ordinary Shares subject to possible redemption, June 30, 2026	351,626,627
Plus:
Accretion of carrying value to redemption value	3,211,016
Class A ordinary Shares subject to possible redemption, September 30, 2026	$354,837,643

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Net Income (Loss) per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The Company has not considered the effect of the Share Rights sold in the Initial Public Offering and the private placement to receive an aggregate of 2,360,000 Class A ordinary shares in the calculation of diluted net income (loss) per ordinary share, since their conversion is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. Income and losses are shared pro rata between the two classes of ordinary shares.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
Basic and diluted net income (loss) per Ordinary Share	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$2,281,686	$741,226	$—	$(30,480)
Denominator:
Basic and diluted weighted average shares outstanding	35,400,000	11,500,000	—	10,000,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.00)

	For the Nine Months Ended September 30, 2026		For the Period from June 19, 2025 (Inception) Through September 30, 2025
Basic and diluted net income (loss) per Ordinary Share	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$6,589,588	$2,140,685	$—	$(47,900)
Denominator:
Basic and diluted weighted average shares outstanding	35,400,000	11,500,000	—	10,000,000
Basic and diluted net income (loss) per ordinary share	$0.19	$0.19	$—	$(0.00)

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires greater disaggregation of the income tax rate reconciliation and of income taxes paid. ASU 2023-09 is effective for public business entities that are not emerging growth companies for annual periods beginning after December 15, 2024, and for all other entities for annual periods beginning after December 15, 2025. As an emerging growth company that has elected the extended transition period, the Company will adopt ASU 2023-09 for its annual period ending December 31, 2026, assuming it remains an emerging growth company as of that date. Because the Company is presently not subject to income taxes in the Cayman Islands or the United States, the Company does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses included in the expense captions presented on the statement of operations. In January 2025, the FASB issued ASU 2025-01, “Clarifying the Effective Date,” which clarified that ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Because ASU 2024-03 applies only to public business entities, the extended transition period is not available, and the Company will be required to adopt ASU 2024-03 for its annual period ending December 31, 2027 and for interim periods beginning January 1, 2028. ASU 2024-03 affects disclosures only and will not affect the Company’s financial position, results of operations or cash flows. The Company is currently evaluating the disclosures that will be required.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 19, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.002 per share, to cover certain of the Company’s expenses, for which the Company issued 7,666,667 founder shares (the “Founder Shares”). On July 24, 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,916,666 Founder Shares, as a result of which the Sponsor held an aggregate of 9,583,333 Founder Shares. In December 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,916,667 Founder Shares to the Sponsor resulting in an aggregate of 11,500,000 Founder Shares outstanding. All share and per-share data have been retrospectively presented. Up to 1,500,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. On December 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,500,000 Founder Shares are no longer subject to forfeiture.

The Company’s Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s Initial Shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the Lock-up.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per Unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on December 16, 2025, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $30,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred $90,000 and $270,000 of administrative service fees, respectively. For the three months ended September 30, 2025 and for the period from June 19, 2025 (inception) through September 30, 2025, no administrative service fees were incurred. As of September 30, 2026 and December 31, 2025, the Company had outstanding balances of $30,000 and $16,452 of administrative service fees, respectively, which are included in accrued expenses in the accompanying condensed balance sheets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and the Class A ordinary shares underlying such Private Placement Units and Private Placement Rights and units that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on December 15, 2025. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, the underwriters may participate in a demand and piggyback registration only during the five and seven-year period, respectively, from the effective date of the Initial Public Offering and the underwriters may not exercise their demand right on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit sold in the Initial Public Offering, excluding the Units sold pursuant to the over-allotment option, or $6,000,000 in the aggregate, which was paid in cash to the underwriters at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commission of (i) $0.40 per Unit sold in the Initial Public Offering, or $12,000,000 in the aggregate, and (ii) $0.60 per Unit sold pursuant to the underwriters’ over-allotment option, or $2,700,000 in the aggregate. The deferred underwriting discounts and commissions will be payable to the underwriters upon the closing of the initial Business Combination, but such amount will be payable to the underwriters based solely on the amounts remaining in the Trust Account after giving effect to all properly submitted shareholder redemptions in connection with the consummation of an initial Business Combination.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 900,000 Class A ordinary shares issued and outstanding, excluding 34,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 11,500,000 Class B ordinary shares issued and outstanding. The Founder Shares included an aggregate of up to 1,500,000 shares which were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 17, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,500,000 Founder Shares are no longer subject to forfeiture.

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

Except as provided below, holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Memorandum and Articles of Association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Memorandum and Articles of Association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Memorandum and Articles of Association, such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Memorandum and Articles of Association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$354,837,643	$345,487,979

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

CRANE HARBOR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The fair value of the Public Rights issued in the Initial Public Offering was $6,900,000, or $0.20 per Public Right, as of the closing of the Initial Public Offering. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The fair value of the Public Rights was measured on a nonrecurring basis as of the closing of the Initial Public Offering and was classified as a Level 3 fair value measurement, as it was based on significant unobservable inputs, including the probability of De-SPAC and instrument-specific market adjustment. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights issued in the Initial Public Offering:

December 17, 2025
Traded unit price	$9.80
Expected term to De-SPAC (years)	2.00
Probability of De-SPAC and instrument-specific market adjustment	30.0%
Risk-free rate (continuous)	3.46%

NOTE 9. SEGMENT INFORMATION

ASC 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

	September 30,	December 31,
	2026	2025
Cash	$1,641,776	$2,194,564
Cash and investments held in Trust Account	$354,837,643	$345,487,979

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from June 19, 2025 (Inception) Through September 30, 2025
General and administrative costs	$188,104	$30,480	$619,391	$47,900
Interest earned on cash and investments held in Trust Account	$3,211,016	$—	$9,349,664	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the completion window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s unaudited condensed balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2025 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $3,022,912, which consists of interest earned on cash and investments held in Trust Account of $3,211,016, offset by general and administrative costs of $188,104.

For the nine months ended September 30, 2026, we had net income of $8,730,273, which consists of interest earned on cash and investments held in Trust Account of $9,349,664, offset by general and administrative costs of $619,391.

For the three months ended September 30, 2025, we had a net loss of $30,480, which consists of general and administrative costs.

For the period from June 19, 2025 (inception) through September 30, 2025, we had a net loss of $47,900, which consists of general and administrative costs.

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

For the nine months ended September 30, 2026, cash used in operating activities was $535,744. Net income of $8,730,273 was affected by interest earned on cash and investments held in Trust Account of $9,349,664. Changes in operating assets and liabilities provided $83,647 of cash from operating activities.

For the period from June 19, 2025 (inception) through September 30, 2025, cash used in operating activities was $30,480. Net loss of $47,900 was affected by payment on general and administrative costs of $10,420. Changes in operating assets and liabilities provided $7,000 of cash from operating activities.

For the nine months ended September 30, 2026, cash used in financing activities was $17,044, which consisted of the payment of offering costs.

For the period from June 19, 2025 (inception) through September 30, 2025, cash provided by financing activities was $147,525, which consisted of proceeds from the promissory note – related party of $148,425, partially offset by the payment of offering costs of $900.

As of September 30, 2026, we had cash and investments held in the Trust Account of $354,837,643, consisting of money market funds invested primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,641,776. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of the date of the Initial Public Offering, management used valuation to determine the fair value of the Public Rights issued in the Initial Public Offering. As of September 30, 2026, we did not have any additional critical accounting estimates to disclose.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 17, 2025, we consummated the Initial Public Offering of 34,500,000 Units, including 4,500,000 Units purchased to cover over-allotments. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $345,000,000. Cohen & Company Capital Markets (“CCM”) acted as lead book-running manager and JonesTrading Institutional Services LLC (“Jones”), acted as joint book-runner of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-291289 & 333-292158). The SEC declared the registration statements effective on December 15, 2025.

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

CRANE HARBOR ACQUISITION CORP. II

Date: November 6, 2026	By:	/s/ William I. Fradin
	Name:	William I. Fradin
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Thomas C. Elliott
	Name:	Thomas C. Elliott
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)